Form 10QSB
period 1995-04-30
VILLAGE GREEN BOOKSTORE INC
filed 1995-06-14
CIK 791731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                 F O R M 10-QSB


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended April 30, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from         to
                                         ---------  ----------

                         Commission file number 0-00167
                                                -------

                        THE VILLAGE GREEN BOOKSTORE, INC.
            ---------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


                New York                               16-1181167
     -------------------------------                 -------------
     (State or other jurisdiction of                 (IRS Employer
      incorporation or organization)                  I.D. number)


                               1357 Monroe Avenue
                            Rochester, New York 14618
                    -----------------------------------------
                    (Address of principal executive offices)


                                 (716) 442-1151
                 -----------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of April 30, 1995 was 3,741,255.

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                                           Page
      Item 1. Financial Statements

              Consolidated Statement of Operations
              for the three months ended April 30,
              1995 and May 1, 1994........................................   3

              Consolidated Balance Sheets as of
              April 30, 1995 and January 29, 1995.........................   4

              Consolidated Statement of Cash Flows for the
              three months ended April 30, 1995 and
              May 1, 1994.................................................   6

              Notes to Financial Statements...............................   7

      Item 2. Management's Discussion and Analysis
              of Financial Conditions and
              Results of Operations.......................................   9

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings...........................................  n/a

      Item 2. Changes in Securities.......................................  n/a

      Item 3. Defaults Upon Senior Securities.............................  n/a

      Item 4. Submission of Matter of a Vote of
                Security Holders..........................................  n/a

      Item 5. Other Information...........................................  n/a

      Item 6. Exhibits and Reports on Form 8-K............................  13

      Index to Exhibits...................................................  14

Item 1.  Financial Statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED

                         APRIL 30, 1995 AND MAY 1, 1994

                                                   April 30,           May 1,
                                                     1995              1994
                                                 -----------        -----------

Net Sales                                        $ 2,423,148        $ 2,275,353

Cost of Goods Sold                                 1,502,375          1,446,225
                                                 -----------        -----------
Gross Profit                                     $   920,773        $   829,128

Selling, General, and
 Administrative Expenses                           1,002,922            849,876
                                                 -----------        -----------

Loss from Operations                             $   (82,149)       $   (20,748)

Other Income (Expense)
  Interest Expense                                   (36,759)           (34,206)
  Amortization of Offering Costs                    (100,155)           (45,824)
  Other Income                                        17,428              4,902
  Loss on Disposal of Assets                               0             (1,563)
                                                 -----------        -----------

Total Other Income (Expense)                     $  (119,486)       $   (76,691)
                                                 -----------        -----------
Loss before Income taxes                         $  (201,635)       $   (97,439)

Income Tax                                              (600)                 0
                                                 -----------        -----------
Net Loss                                         $  (202,235)       $   (97,439)
                                                 ===========        ===========
Per Share Amounts
  Net Loss                                       $     (0.08)       $     (0.08)
                                                 ===========        ===========

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       APRIL 30, 1995 AND JANUARY 29, 1995

                                     ASSETS
                                     ------

                                                     April 30,       January 29,
Current Assets                                         1995             1995
- --------------                                       ----------      -----------

Cash and Cash Equivalents                            $2,301,013       $  519,470

Accounts Receivable
  Trade                                                  13,331           14,206
  Employees, net of allowance
   for doubtful accounts of $6,523                       12,233           12,029
  Officers and Former Officers                           39,677           54,940
  Other                                                 131,283          137,086
Note Receivable-Related Party                                 0           68,000
Merchandise Inventories                               5,193,752        4,732,204
Prepaid Expenses                                        257,269          221,572
                                                     ----------       ----------

Total Current Assets                                 $7,948,558       $5,759,507

Property & Equipment, net
   of Accumulated Depreciation                        1,367,345        1,237,400

Deferred Debt Issuance Costs                             95,125          195,281
Deferred Stock Offering Costs                                 0          163,563
Security Deposits                                       139,020          139,020
                                                     ----------       ----------

Total Assets                                         $9,550,048       $7,494,771
                                                     ==========       ==========

See Notes to Consolidated Financial Statements

           THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    APRIL 30, 1995 AND JANUARY 29, 1995

                    LIABILITIES AND STOCKHOLDERS EQUITY
                    -----------------------------------

                                                    April 30,       January 29,
Current Liabilities                                   1995             1995
- -------------------                                ----------       -----------

Accounts Payable                                   $2,454,050        $3,348,472
Current Portion of Debt                             1,223,455         1,825,197
Accrued Payroll Expense                                57,492            55,430
Accrued Taxes Payable                                  57,587            65,990
Other Current Liabilities                             135,003           183,093
                                                   ----------        ----------

Total Current Liabilities                          $3,927,587        $5,478,182

Long-Term Debt                                         32,929         1,246,163


Stockholders' Equity
- --------------------

Common Stock, $.001 par
 Authorized 10,000,000 shares
 Issued 3,927,755  shares and 1,710,880
  shares at April 30, 1995 and
  January 29, 1995, respectively
 Outstanding, 3,741,255 shares and
  1,710,880 shares at April 30, 1995
  and January 29, 1995, respectively                     3,928            1,711
 Additional Paid-In Capital                          8,438,197        3,232,573
 Retained Deficit                                   (2,666,093)      (2,463,858)
                                                   -----------      -----------
                                                   $ 5,776,032      $   770,426
 Less: Treasury stock, at cost
       186,500 and 0 shares at
       April 30, 1995 and January 29,
       1995, respectively                             (186,500)               0
                                                   -----------      -----------
Total Stockholders' Equity                         $ 5,589,532      $   770,426
                                                   -----------      -----------
Total Liabilities and
  Stockholders' Equity                             $ 9,550,048      $ 7,494,771
                                                   ===========      ===========


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                  QUARTERS ENDED APRIL 30, 1995 and MAY 1, 1994


                                                       April 30,        May 1,
                                                         1995            1994
                                                     -----------     ----------
Operating Activities:
   Net Loss                                          $  (202,235)    $  (97,439)
   Adjustments to reconcile Net Loss
    to Net Cash Used in Operating Activities:
     Depreciation                                         63,798         41,685
     Amortized Debt Offering Costs                       100,155         45,824
     Loss on Disposal of Property
      and Equipment                                            0          1,563
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   6,474         15,519
     Inventory and Prepaid Expenses                     (497,245)       155,709
     Accounts Payable and Accrued Expenses              (948,853)      (744,012)
                                                     -----------     ----------

 Net Cash Used In Operating Activities                (1,477,906)      (581,151)

Investing Activities:
   Purchase of Property and Equipment                   (193,743)       (42,732)
   Notes Receivable                                       68,000              0
   Security Deposits                                           0         (9,849)
                                                     ----------      ----------

Net Cash Used In Investing Activities                   (125,743)       (52,581)

Financing Activities:
   Payments on Credit Lines, Long-Term
    Debt and Capital Lease Obligations                (1,814,976)       (29,230)
   Debt Issuance Costs                                         0       (190,250)
   Stock Offering Costs                               (1,278,920)             0
   Proceeds from Issuance of Common Stock              6,650,325        224,400
   Purchase of Treasury Stock                           (186,500)             0
   Proceeds from Borrowings                                    0      1,200,000
   Cash from (Payments to) Officers                       15,263           (256)
                                                     -----------     ----------
 Net Cash Provided by (Used In)
  Financing Activities                                3,385,192       1,204,664
                                                     ----------      ----------

Net Change In Cash                                    1,781,543         570,932
Balance at Beginning of Year                            519,470         517,685
                                                     ----------      ----------
Cash Balance at End of Period                        $2,301,013      $1,088,617
                                                     ==========      ==========

See Notes to Consolidated Financial Statements

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.                 The consolidated balance sheet as of April 30, 1995 and
                  the consolidated statements of income for the three months ended April 30, 1995 and May 1, 1994, the consolidated statements of changes in financial position for the three months ended April 30, 1995 and May 1, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended April 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal period ending January 28, 1996, as the Company's sales volume is seasonal.

Note 2.                 The Company completed a private placement on June 28,
                  1993 (the "1993 Private Placement"). This private placement consisted of $1,800,000 7.5% senior subordinated secured notes and $200,000 for 400,000 shares of common stock. Costs associated with this private placement have been allocated between the debt and equity portions of the private placement. The costs allocated to the equity portion offset the increase in additional paid-in capital. The unamortized costs allocated to the debt portion were expensed in full during the quarter ended April 30, 1995 as the principal was repaid from the proceeds of the Company's public offering consummated on March 23, 1995 (see Note 4).

Note 3.                 On April 28, 1994, the Company consummated a private
                  placement (the "1994 Private Placement") with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share.

                        The Debentures are subordinated in right of payment to
                  any future bank indebtedness up to $1 million and are expressly senior in right of payment to all other Company obligations. The Debentures are redeemable, in whole only, from time to time at the option of the Company at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Debentures may not be redeemed prior to maturity unless, during any period of 20 consecutive trading days ending within 30 days prior to the giving of the notice of redemption, the market price for the Common Stock is at least 125% of the conversion price.

                        Costs associated with this debt, totalling $190,250,
                  have been included in Deferred Debt Issuance Costs and will be amortized over the life of the debt, which is two years.

                        Interest on the Debentures is payable semi-annually.

Note 4.                 On March 23, 1995, the Company consummated a public
                  offering of 2,000,000 Units through Thomas James Associates, Inc., now known as H.J. Meyers & Co., Inc., as Representative of the Underwriters. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant. The public offering price of each Unit was $3.00. The net proceeds to the Company from the offering was approximately $4.7 million, giving effect to expenses related to the offering. A portion of such proceeds has been used to retire $1.8 million in indebtedness related to the 1993 Private Placement.

                        On April 28, 1995, the Company received net proceeds of
                  approximately $569,000 in connection with a partial exercise of the overallotment option relating to the public offering.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

OVERVIEW
- --------

      During the first quarter of the current fiscal year, the Company consummated a public offering of 2,000,000 Units through Thomas James Associates, Inc., now known as H.J. Meyers & Co., Inc., as Representative of the Underwriters (the "Public Offering"). Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant. The Public Offering price of each Unit was $3.00. The net proceeds to the Company from the Public Offering was approximately $4.7 million, giving effect to expenses related to the offering. In addition, on April 28, 1995, the Company received net proceeds of approximately $569,000 in connection with a partial exercise of the overallotment option relating to the Public Offering.

FINANCIAL POSITION
- ------------------

      Cash and cash equivalents amounted to $2,301,013 at April 30, 1995 as compared to $519,470 at January 29, 1995. Cash was increased by approximately $4.7 million from the net proceeds of the Public Offering. A portion of such proceeds have been used to retire $1.8 million in indebtedness related to the 1993 Private Placement and to reduce certain trade accounts payable. Inventories increased by $461,548 from $4,732,204 at January 29, 1995 to $5,193,752 at April
30, 1995. Prepaid expenses increased by $35,697. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $54,431 from $304,513 at January 29, 1995 to $250,082 at April 30, 1995. The
current portion of long-term debt decreased by $1,801,742 as a result of the repayment of amounts due under the 1993 Private Placement, and increased by $1.2 million due to the maturing of the debt associated with the 1994 Private Placement.


RESULTS OF OPERATIONS
- ---------------------

                                    Quarter Ended
Statement of                    April 30,     May 1,
Operations Data                   1995         1994
- ---------------                   ----         ----

Net Sales                     $2,423,148     $2,275,353
                              ----------     ----------

As a Percentage of Net Sales:       %             %

Same Stores                        93.3         100.0
New Stores                          6.7           0.0
                                  -----         -----

Total Net Sales                   100.0         100.0

Cost of Sales                      62.0          63.6
                                  ------        -----

Gross Profit                       38.0          36.4
Selling, General and
Administrative Expenses            41.4          37.4
                                  ------        -----

Income from Operations             (3.4)         (1.0)

Net Income                         (8.4)         (4.3)
                                  ======        ======


      Net sales for the three months ended April 30, 1995 were $2,423,148 as compared with $2,275,353 for the three months ended May 1, 1994, an increase of 6.5%. Comparable store sales decreased by 0.7% for the corresponding period.

      Gross profit margin for the three months ending April 30, 1995 was 38.0%, as compared to 36.4% for the same period last year. In absolute dollars, gross profit increased from $829,128 for the three months ended May 1, 1994 to $920,773 for the three months ended April 30, 1995. The increase in absolute gross profit dollars of $91,645 resulted from improved margins and increased sales volume during the current fiscal year.

      Selling, general, and administrative expenses for the three months ended April 30, 1995 increased by $153,046, or 18.0%. The increase is attributable to the operation of an additional store during the first quarter ended April 30, 1995 as against the first quarter ended May 1, 1994. On a same store basis, selling, general and administrative expenses increased by approximately $22,000. The Company is continuing to make concerted efforts to reduce its operating costs.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Working capital was $4,020,971 at April 30, 1995, as compared to $281,325 as of January 29, 1995. This increase was principally the result of the Public Offering and repayment of the debt associated with the 1993 Private Placement. The Company's current ratio as of April 30, 1995 was 2.02 to one, as compared to
1.05 to one at January 29, 1995.

      The Public Offering resulted in net proceeds of approximately $4.7 million to the Company. A portion of such proceeds have been used to retire $1.8 million in indebtedness related to the 1993 Private Placement. The remainder of the proceeds will be used to develop new stores, modernize existing facilities, expand the Company's Management Information System, and for working capital.

      On April 28, 1995, the Company received net proceeds of approximately $569,000 in connection with a partial exercise of the overallotment option relating to the Public Offering. Such proceeds were allocated to working capital.

      At present, the Company has sufficient capital resources and cash flow to maintain operations and to increase the number of its retail store units. The Company is seeking a new banking relationship in order to establish a line of credit to finance its working capital requirements.

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits.

              11   Computation of Earnings per Common Share

         (b) Reports on Form 8-K.

              1.  Current Report of the Company on Form 8-K, dated
                  March 23, 1995.
                  Items Reported:        Item 5.
                                         Item 7.

              2. Current Report of the Company on Form 8-K, dated March 31, 1995 (the "March 8-K).
                  Items Reported:        Item 5.
                                         Item 7.

                  No financial  statements were filed with the March 8-K.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              THE VILLAGE GREEN BOOKSTORE, INC.


Dated:  June 14, 1995                         BY:  /s/ Raymond C. Sparks
                                                   ---------------------
                                                   Raymond Sparks,
                                                   President
                                                   Treasurer
                                                   Chief Operating Officer
                                                   Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                           Page
Number                                                           Number
- ------                                                           ------

  11               Computation of Earnings per Common Share        15