Form 10QSB
period 1995-07-30
VILLAGE GREEN BOOKSTORE INC
filed 1995-09-14
CIK 791731

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 F O R M 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended July 30, 1995

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the transition period from        to

                         Commission file number 0-00167

                        THE VILLAGE GREEN BOOKSTORE, INC.
        (Exact name of Small Business Issuer as specified in its charter)

           New York                                      16-1181167
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                         I.D. number)

                               1357 Monroe Avenue
                            Rochester, New York 14618
                    (Address of principal executive offices)

                                 (716) 442-1151
                (Issuer's telephone number, including area code)

     Check  whether  the Issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     The number of shares of common stock outstanding as of July 30, 1995 was 3,741,255.

                        THE VILLAGE GREEN BOOKSTORE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION

                                                               Page

      Item 1.  Financial Statements

              Consolidated Statement of Operations
              for the three and six months ended July 30,
              1995 and July 31, 1994............................3

              Consolidated Balance Sheets as of
              July 30, 1995 and January 29, 1995................4

              Consolidated Statement of Cash Flows for the
              six months ended July 30, 1995 and
              July 31, 1994.....................................6

              Notes to Financial Statements.....................7

      Item 2. Management's Discussion and Analysis
              of Financial Conditions and
              Results of Operations.............................9

PART II.  OTHER INFORMATION

      Item 1. Legal Proceedings...............................n/a

      Item 2. Changes in Securities...........................n/a

      Item 3. Defaults Upon Senior Securities.................n/a

      Item 4. Submission of Matter of a Vote of
                Security Holders..............................n/a

      Item 5. Other Information...............................n/a

      Item 6. Exhibits and Reports on Form 8-K.................14

      Index to Exhibits........................................15

Item 1.           Financial Statements.

                                         THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 FOR THE THREE AND SIX MONTHS ENDED
                                                   JULY 30, 1995 AND JULY 31, 1994

                                                                Three Months Ended                          Six Months Ended
                                                           July 30,             July 31,             July 30,             July 31,
                                                             1995                 1994                 1995                 1994
                                                         -----------          -----------          -----------          -----------

Net Sales                                                $ 2,554,002          $ 2,294,729          $ 4,977,150          $ 4,570,082

Cost of Goods Sold                                         1,586,838            1,449,507            3,089,214            2,895,732
                                                         -----------          -----------          -----------          -----------

Gross Profit                                             $   967,164          $   845,222          $ 1,887,936          $ 1,674,350

Selling, General, and
 Administrative Expenses                                   1,114,627              891,997            2,117,549            1,741,873
                                                         -----------          -----------          -----------          -----------

Loss from Operations                                     $  (147,463)         $   (46,775)         $  (229,613)         $   (67,523)

Other Income (Expense)
  Interest Expense                                           (25,704)             (58,910)             (62,464)             (93,114)
  Amortization of Offering Costs                             (23,781)             (69,606)            (123,937)            (115,430)
  Other Income                                                28,034               12,350               45,462               17,251
  Loss on Disposal of Assets                                       0                    0                    0               (1,563)
                                                         -----------          -----------          -----------          -----------

Total Other Income (Expense)                             $   (21,451)         $  (116,166)         $  (140,939)         $  (192,856)
                                                         -----------          -----------          -----------          -----------

Loss before Income taxes                                 $  (168,914)         $  (162,941)         $  (370,552)         $  (260,379)

Income Tax                                                      (250)                   0                 (850)                   0
                                                         -----------          -----------          -----------          -----------

Net Loss                                                 $  (169,164)         $  (162,941)         $  (371,402)         $  (260,379)
                                                         ===========          ===========          ===========          ===========


Per Share Amounts
  Net Loss                                               $     (0.05)         $     (0.10)         $     (0.12)         $     (0.18)
                                                         ===========          ===========          ===========          ===========

See Notes to Consolidated Financial Statements

           THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    JULY 30, 1995 AND JANUARY 29, 1995

                                  ASSETS

                                           July 30,        January 29,
Current Assets                               1995             1995
                                         -----------       -----------

Cash and Cash Equivalents                $ 1,185,882       $  519,470

Accounts Receivable
  Trade                                       12,124           14,206
  Employees, net of allowance
   for doubtful accounts of $6,523            11,517           12,029
  Officers and Former Officers                40,147           54,940
  Other                                      137,422          137,086
Note Receivable-Related Party                      0           68,000
Merchandise Inventories                    5,680,139        4,732,204
Prepaid Expenses                             335,722          221,572
                                           ---------        ---------

Total Current Assets                     $ 7,402,953       $5,759,507

Property & Equipment, net
   of Accumulated Depreciation             1,505,715        1,237,400

Deferred Debt Issuance Costs                  71,344          195,281
Deferred Stock Offering Costs                      0          163,563
Security Deposits                            139,020          139,020
                                           ---------        ---------

Total Assets                             $ 9,119,032       $7,494,771
                                           =========        =========


See Notes to Consolidated Financial Statements

           THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    JULY 30, 1995 AND JANUARY 29, 1995

                    LIABILITIES AND STOCKHOLDERS EQUITY

                                           July 30,        January 29,
Current Liabilities                          1995              1995
                                         -----------       ------------

Accounts Payable                         $ 2,174,977       $ 3,348,472
Current Portion of Debt                    1,224,954         1,825,197
Accrued Payroll Expense                       60,478            55,430
Accrued Taxes Payable                         64,886            65,990
Other Current Liabilities                    152,256           183,093
                                          ----------        ----------

Total Current Liabilities                $ 3,677,551       $ 5,478,182

Long-Term Debt                                28,423         1,246,163


Stockholders' Equity

Common Stock, $.001 par
 Authorized 10,000,000 shares
 Issued and Outstanding
  3,741,255 shares and 1,710,880
  shares at July 30, 1995 and
  January 29, 1995, respectively               3,741             1,711

 Additional Paid-In Capital                8,244,577         3,232,573
 Retained Deficit                         (2,835,260)       (2,463,858)
                                          -----------       -----------
Total Stockholders' Equity               $ 5,413,058       $   770,426
                                          -----------       ----------


Total Liabilities and
  Stockholders' Equity                   $ 9,119,032       $ 7,494,771
                                          ===========       ==========


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
            for the Six Months Ended July 30, 1995 and July 31, 1994

                                                           Six Months Ended
                                                        July 30,      July 31,
                                                         1995          1994
                                                      -----------  -----------
Operating Activities:
   Net Loss                                          $  (371,402)  $  (260,379)
   Adjustments to reconcile Net Loss
    to Net Cash Used in Operating Activities:
     Depreciation                                        129,273        81,610
     Amortized Debt Offering Costs                       123,937       115,430
     Loss on Disposal of Property
      and Equipment                                            0         1,563
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   2,258       (48,338)
     Inventory and Prepaid Expenses                   (1,062,085)      299,811
     Accounts Payable and Accrued Expenses            (1,200,388)   (1,236,131)
                                                      -----------   -----------
 Net Cash Used In Operating Activities               $(2,378,407)  $(1,046,434)

Investing Activities:
   Purchase of Property and Equipment                   (397,536)     (107,443)
   Notes Receivable                                       68,000             0
   Security Deposits                                           0        (9,849)
                                                      -----------   -----------

Net Cash Used In Investing Activities                $  (329,536)  $  (117,292)

Financing Activities:
   Payments on Credit Lines, Long-Term
    Debt and Capital Lease Obligations                (1,817,983)      (36,379)
   Debt Issuance Costs                                         0      (190,250)
   Stock Offering Costs                               (1,286,280)            0
   Proceeds from Issuance of Common Stock              6,650,325       282,550
   Purchase of Treasury Stock                           (186,500)            0
   Proceeds from Borrowings                                    0     1,200,000
   Cash from (Payments to) Officers                       14,793           166
                                                      -----------   ----------

 Net Cash Provided by (Used In)
  Financing Activities                                 3,374,355     1,256,087
                                                      -----------   ----------

Net Change In Cash                                       666,412        92,361
Balance at Beginning of Year                             519,470       517,685
                                                      -----------   ----------
Cash Balance at End of Period                        $ 1,185,882   $   610,046
                                                      ===========   ==========



See Notes to Consolidated Financial Statements

                        THE VILLAGE GREEN BOOKSTORE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.                    The consolidated balance sheet as of July 30, 1995
                  and the consolidated statements of operations for the three and six months ended July 30, 1995 and July 31, 1994, the consolidated statements of cash flows for the six months ended July 30, 1995 and July 31, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended July
                  30, 1995 are not necessarily indicative of the results that may be expected for the fiscal period ending
                  January 28, 1996, as the Company's sales volume is seasonal.

Note 2.                    The Company completed a private placement on June
                  28, 1993 (the "1993 Private Placement"). This private placement consisted of $1,800,000 7.5% senior subordinated secured notes and $200,000 for 400,000 shares of common stock. Costs associated with this private placement have been allocated between the debt and equity portions of the private placement. The costs allocated to the equity portion offset the increase in additional paid-in capital. The unamortized costs allocated to the debt portion were expensed in full during the quarter ended April 30, 1995 as the principal was repaid from the proceeds of the Public Offering (see Note 4).

Note 3.                    On April 28, 1994, the Company consummated a
                  private placement with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share.

                           The Debentures are subordinated in right of payment
                  to any future bank indebtedness up to $1 million and are expressly senior in right of payment to all other Company obligations (but subordinated to the payment of any future bank or institutional indebtedness up to $1 million). The Debentures are redeemable, in whole only, from time to time at the option of the Company at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Debentures may not be redeemed prior to maturity unless, during any period of 20 consecutive trading days ending within 30 days prior to the giving of the notice of redemption, the market price for the Common Stock is at least 125% of the conversion price.

                           Costs associated with this debt, totalling $190,250,
                  have been included in Deferred Debt Issuance Costs and will be amortized over the life of the debt, which is two years.

                           Interest on the Debentures is payable semi-annually.

Note 4.                    On March 23, 1995, the Company consummated a public
                  offering of 2,000,000 Units through Thomas James Associates, Inc., now known as H.J. Meyers & Co., Inc. as Representative of the Underwriters. Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share and one Redeemable Common Stock Purchase Warrant. The public offering price of the Units was $3.00 per Unit. The net proceeds of the Public Offering was approximately $4.7 million, giving effect to expenses related to the offering.

                           The Company retired all outstanding indebtedness from
                  the 1993 Private Placement with the net proceeds from the Public Offering.

Note 5.                    On April 30, 1995, the Company received net proceeds
                  of approximately $569,000 pursuant to the partial exercise of the over-allotment option in connection with the public offering.

Note 6.                    In May, 1995, the Company retired its 186,500 shares
                  of Treasury Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

     On March 23, 1995, the Company consummated a public offering of 2,000,000 Units through Thomas James Associates, Inc., now known as H.J. Meyers and Co., Inc., as Representative of the Underwriters (the "Public Offering"). Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share and one Redeemable Common Stock Purchase Warrant. The Public Offering price of the Units was $3.00 per Unit. The net proceeds of the Public Offering was approximately $4.7 million, giving effect to expenses related to the offering.

     On April 30, 1995, the Company received net proceeds of approximately $569,000 pursuant to the partial exercise of the over-allotment option in connection with the Public Offering.

     On April 28, 1994 (the "1994 Closing Date"), the Company consummated a private placement with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share. Sands Brothers & Co., Ltd. ("Sands Brothers") acted as placement agent in the sale of the Debentures. Net proceeds from the sale of these debentures amounted to $1,009,750. Steven B. Sands and John P. Holmes, directors of the Company, are a principal and managing director of Sands Brothers, respectively.

     The Company retired all outstanding indebtedness from the 1993 Private Placement with the net proceeds from the Public Offering.

FINANCIAL POSITION

     Cash and cash equivalents amounted to $1,185,882 at July 30, 1995 as compared to $519,470 at January 29, 1995. Cash was increased as a result of a Public Offering which was consummated on March 23, 1995, with approximately $1.2 million being used to timely reduce trade accounts payable and $1,800,000 used to retire the debt relating to the 1993 Private Placement. Inventories increased by $947,935 from $4,732,204 at January 29, 1995 to $5,680,139 at July 30, 1995.
Prepaid expenses increased by $114,150 due primarily to costs associated with the opening of an additional store. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $26,893 from $304,513 at January 29, 1995 to $277,620 at July 30, 1995. The current portion of long-term debt decreased by $1.8 million as a result of the repayment of amounts due under the 1993 Private Placement, and increased by $1.2 million due to the maturing of the debt associated with the 1994 Private Placement.

RESULTS OF OPERATIONS

                                  Three Months Ended      Nine Months Ended
Statement of                     July 30,    July 31,    July 30,   July 31,
 Operations Data                   1995        1994        1995       1994
                                   ----        ----        ----       ----

Net Sales                      $2,554,002  $2,294,729  $4,977,150  $4,570,082
                               ----------  ----------  ----------  ----------

As a Percentage of Net Sales:       %            %          %          %

Same Stores                       89.1        100.0       91.1      100.0
New Stores                        10.9          0.0        8.9        0.0
                                 ------       ------     ------     -----

Total Net Sales                  100.0        100.0      100.0      100.0
Cost of Sales                     62.1         63.2       62.1       63.4
                                 ------       ------     ------     -----

Gross Profit                      37.9         36.8       37.9       36.6
Selling, General and
Administrative Expenses           43.6         38.9       42.6       38.1
                                 ------       ------     ------     -----

Income from Operations            (5.7)        (2.1)      (4.7)      (1.5)

Net Income                        (6.6)        (7.1)      (7.5)      (5.7)
                                 ======       ======     ======     ======


     Net sales for the three months ended July 30, 1995 were $2,554,002 as compared with $2,294,729 for the three months ended July 31, 1994, an increase of 11.3%. For the six months ended July 30, 1995, net sales were $4,977,150, as compared with $4,570,082 for the six months ended July 31, 1995. Comparable store sales decreased by 0.8% for the six month period. Sales at the two new stores have not met expectations due to low name recognition in their respective markets.

     Gross profit margin for the three months ending July 30, 1995 was 37.9%, as compared to 36.8% for the same period last year. For the six months ended July 30, 1995, gross profit margin was 37.9% as compared to 36.6% for the six months ended July 31, 1994. In absolute dollars, gross profit increased from $845,222 for the three months ended July 31, 1994 to $967,164 for the three months ended July 30, 1995. For the six months ended July 30, 1995, absolute gross profit dollars increased to $1,887,936 from $1,674,350 for the six months ended July 31, 1994. The increase in absolute gross profit dollars of $121,942 and $213,586 for the three and six month periods presented resulted from improved margins and increased sales volume during the current fiscal year.

     Selling, general, and administrative expenses for the three months ended July 30, 1995 increased by $222,630, or 25.0%. For the six months ended July 30, 1995, selling, general and administrative expenses increased by $375,676, or 21.6%. The increases are attributable to the operation of two additional stores during the current fiscal year as against the same period last year. On a same store basis, selling, general and administrative expenses increased by approximately $53,500 for the three months ended July 30, 1995 over the three months ended July 31, 1994. For the six months ended July 30, 1995, selling, general and administrative expenses increased on a same store basis by approximately $79,000 over the six months ended July 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $3,725,402 at July 30, 1995, as compared to $281,325 as of January 29, 1995. This increase was principally the result of the Public Offering and repayment of the debt associated with the 1993 Private Placement. The Company's current ratio as of July 30, 1995 was 2.01 to one, as compared to
1.05 to one at January 29, 1995.

     Each Unit of the Public Offering consisted of one share of the Company's Common Stock, par value $.001 per share and one Redeemable Common Stock Purchase Warrant. The Public Offering price of the Units was $3.00 per Unit. The net proceeds of the Public Offering was approximately $4.7 million, giving effect to expenses related to the offering.

     On April 30, 1995, the Company received net proceeds of approximately $569,000 pursuant to the partial exercise of the over-allotment option in connection with the Public Offering.

     The Company retired all outstanding indebtedness from the 1993 Private Placement with the net proceeds from the Public Offering.

     At present, the Company has sufficient capital resources and cash flow to maintain operations and to increase the number of its retail stores by two to three units . The Company is seeking a new banking relationship in order to establish a line of credit to finance its working capital requirements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

                  (a) Exhibits

                      11   Computation of Earnings per Common Share

                  (b) Reports on Form 8-K.

                      None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              THE VILLAGE GREEN BOOKSTORE, INC.

Dated:  September 14, 1995                 BY:/s/ Raymond C. Sparks
                                              ---------------------
                                              Raymond Sparks,
                                              President
                                              Treasurer
                                              Chief Operating Officer
                                              Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                    Page
Number                                                    Number
------                                                    ------

  11     Computation of Earnings per Common Share           16

                        THE VILLAGE GREEN BOOKSTORE, INC.
                    COMPUTATION OF EARNINGS PER COMMON SHARE

                                     Three Months Ended   Six Months Ended
                                            July 30,          July 30,
                                             1995              1995
                                          -----------       ----------

Primary Earnings Per Share (1)
Net Loss After Taxes                    $  (169,164)        $ (371,402)

Weighted Average

      Common Shares Outstanding           3,741,255          3,111,876

Primary Loss Per Share                  $     (0.05)        $    (0.12)



(1) Warrants and options, which are potentially dilutive, were not considered in the calculations because these items were anti-dilutive due to the net losses incurred during the reporting period.