Form 10QSB
period 1995-10-29
VILLAGE GREEN BOOKSTORE INC
filed 1995-12-19
CIK 791731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                 F O R M 10-QSB


    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended October 29, 1995

                                       OR

    [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from        to
                                                -----     -----

                         Commission file number 0-00167

                        THE VILLAGE GREEN BOOKSTORE, INC.
        (Exact name of Small Business Issuer as specified in its charter)


           New York                                      16-1181167
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


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ X ]    No [  ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 29, 1995 was 3,741,255.

                        THE VILLAGE GREEN BOOKSTORE, INC.

                                      INDEX

PART I.  FINANCIAL INFORMATION
                                                               Page
     Item 1.  Financial Statements

              Consolidated Statement of Operations
              for the three and nine months ended October 29,
              1995 and October 30, 1994.........................3

              Consolidated Balance Sheets as of
              October 29, 1995 and January 29, 1995.............4

              Consolidated Statement of Cash Flows for the
              nine months ended October 29, 1995 and
              October 30, 1994..................................6

              Notes to Consolidated Financial
              Statements........................................7

     Item 2.  Management's Discussion and Analysis
              of Financial Conditions and
              Results of Operations.............................9

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings...............................n/a

      Item 2. Changes in Securities...........................n/a

      Item 3. Defaults Upon Senior Securities.................n/a

      Item 4. Submission of Matter of a Vote of
                Security Holders...............................12

      Item 5. Other Information...............................n/a

      Item 6. Exhibits and Reports on Form 8-K.................12

      Index to Exhibits........................................14

Item 1.   Financial Statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE AND NINE MONTHS ENDED

                      OCTOBER 29, 1995 AND OCTOBER 30, 1994


                             Three Months Ended          Nine Months Ended
                          October 29,   October 30,  October 29,  October 30,
                              1995          1994         1995         1994
                          -----------   -----------  -----------  --------

Net Sales                 $ 2,390,224   $ 2,097,692  $ 7,367,374  $ 6,667,774

Cost of Goods Sold          1,499,722     1,475,773    4,588,936    4,371,505
                          ------------  ------------ ------------ -----------

Gross Profit              $   890,502   $   621,919  $ 2,778,438  $ 2,296,269

Selling, General, and
 Administrative Expenses    1,205,921     1,017,398    3,323,469    2,759,271
                          ------------  ------------ ------------ -----------

Loss from Operations      $  (315,419)  $  (395,479) $  (545,031) $  (463,002)

Other Income (Expense)
  Interest Expense            (24,233)      (57,524)     (86,697)    (150,638)
  Amortization of
   Offering Costs             (23,781)      (69,606)    (147,718)    (185,036)
  Other Income                 16,202        15,087       61,664       32,338
  Gain on Disposal
   of Assets                    1,500             0        1,500            0
  Loss on Disposal
   of Assets                        0       (12,576)           0      (14,139)
                          ------------  ------------ ------------ ------------

Total Other Income
 (Expense)                $   (30,312)  $  (124,619) $  (171,251) $  (317,475)
                          ------------  ------------ ------------ ------------

Loss before Income taxes  $  (345,731)  $  (520,098) $  (716,282) $  (780,477)

Income Tax                          0        (2,794)        (850)      (2,794)
                          ------------  ------------ ------------ ------------

Net Loss                  $  (345,731)  $  (522,892) $  (717,132) $  (783,271)
                          ============  ============ ============ ============


Per Share Amounts
  Net Loss                $     (0.09)  $     (0.31) $     (0.22) $     (0.52)
                          ============  ============ ============ ============

See Notes to Consolidated Financial Statements

           THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    OCTOBER 29, 1995 AND JANUARY 29, 1995

                                  ASSETS

                                          October 29,       January 29,
Current Assets                               1995             1995
                                          -----------       -----------

Cash and Cash Equivalents                $   377,595      $   519,470

Accounts Receivable
  Trade                                       16,961           14,206
  Employees, net of allowance
   for doubtful accounts of $6,523            14,101           12,029
  Officers and Former Officers                40,734           54,940
  Other                                      127,081          137,086
Note Receivable-Related Party                      0           68,000
Merchandise Inventories                    6,333,447        4,732,204
Prepaid Expenses                             392,103          221,572
                                           ---------        ---------

Total Current Assets                     $ 7,302,022       $5,759,507

Property & Equipment, net
   of Accumulated Depreciation             1,716,883        1,237,400

Deferred Debt Issuance Costs                  47,562          195,281
Deferred Stock Offering Costs                      0          163,563
Security Deposits                            139,020          139,020
                                           ---------        ---------

Total Assets                             $ 9,205,487       $7,494,771
                                           =========        =========


See Notes to Consolidated Financial Statements

           THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                    OCTOBER 29, 1995 AND JANUARY 29, 1995

                    LIABILITIES AND STOCKHOLDERS EQUITY

                                         October 29,       January 29,
Current Liabilities                          1995              1995
                                         -----------       -----------

Accounts Payable                         $ 2,608,146       $ 3,348,472
Current Portion of Debt                    1,226,222         1,825,197
Accrued Payroll Expense                       61,225            55,430
Accrued Taxes Payable                         58,672            65,990
Other Current Liabilities                    164,936           183,093
                                          ----------        ----------

Total Current Liabilities                $ 4,119,201       $ 5,478,182

Long-Term Debt                                21,381         1,246,163


Stockholders' Equity

Common Stock, $.001 par
 Authorized 10,000,000 shares
 Issued and Outstanding
  3,741,255 shares and 1,710,880
  shares at July 30, 1995 and
  January 29, 1995, respectively               3,741             1,711

 Additional Paid-In Capital                8,242,154         3,232,573
 Retained Deficit                         (3,180,990)       (2,463,858)
                                          -----------       -----------

Total Stockholders' Equity               $ 5,064,905       $   770,426
                                          -----------       ----------


Total Liabilities and
  Stockholders' Equity                   $ 9,205,487       $ 7,494,771
                                          ===========       ==========


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         for the Nine Months Ended October 29, 1995 and October 30, 1994

                                                         Nine Months Ended
                                                    October 29,    October 30,
                                                       1995           1994
                                                    -----------    -----------
Operating Activities:
   Net Loss                                        $  (717,132)  $  (783,271)
   Adjustments to reconcile Net Loss
    to Net Cash Used in Operating Activities:
     Depreciation                                      205,490       133,311
     Amortized Debt Offering Costs                     147,718       185,036
     Loss on Disposal of Property
      and Equipment                                          0        14,139
     Gain on Disposal of Property
      and Equipment                                      1,500             0
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                 5,178        42,931
     Inventory and Prepaid Expenses                 (1,771,774)     (396,772)
     Accounts Payable and Accrued Expenses            (760,006)     (676,066)
                                                    -----------   -----------

 Net Cash Used In Operating Activities             $(2,889,026)  $(1,480,692)

Investing Activities:
   Purchase of Property and Equipment                 (686,473)     (367,425)
   Notes Receivable                                     68,000             0
   Security Deposits                                         0       (41,055)
                                                    -----------   -----------

Net Cash Used In Investing Activities              $  (618,473)  $  (408,480)

Financing Activities:
   Payments on Credit Lines, Long-Term
    Debt and Capital Lease Obligations              (1,823,757)      (34,037)
   Debt Issuance Costs                                       0      (190,250)
   Stock Offering Costs                             (1,288,650)            0
   Proceeds from Issuance of Common Stock            6,650,325       584,750
   Purchase of Treasury Stock                         (186,500)            0
   Proceeds from Borrowings                                  0     1,200,000
   Cash from Officers                                   14,206             0
                                                    -----------   ----------

 Net Cash Provided by
  Financing Activities                               3,365,624     1,560,463
                                                    -----------   ----------

Net Change In Cash                                    (141,875)     (328,709)
Balance at Beginning of Year                           519,470       517,685
                                                    -----------   ----------
Cash Balance at End of Period                      $   377,595   $   188,976
                                                    ===========   ==========


Cash Paid For:
          Interest                                 $    86,697   $   150,638
          Income Taxes                             $       850   $     2,794

See Notes to Consolidated Financial Statements

                        THE VILLAGE GREEN BOOKSTORE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheet as of October 29, 1995 and the consolidated statements of operations for the three and nine months ended October 29, 1995 and October 30, 1994, and the consolidated statements of cash flows for the nine months ended October 29, 1995 and October 30, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended October 29, 1995 are not necessarily indicative of the results that may be expected for the fiscal period ending January 28, 1996, as the Company's sales volume is seasonal.

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

FINANCIAL POSITION

     Cash and cash equivalents amounted to $377,595 at October 29, 1995 as compared to $519,470 at January 29, 1995. Cash was increased as a result of the Public Offering, with approximately $2.0 million being used to purchase inventory for new retail stores and increase inventory at existing locations, $900,000 used to prepare two new stores which opened in November 1995, $1,800,000 used to retire the debt relating to the 1993 Private Placement and approximately $100,000 used to purchase treasury stock. Inventories increased by $1,601,243 from $4,732,204 at January 29, 1995 to $6,333,447 at October 29,
1995. Accounts Receivable-Officers and Former Officers were reduced due to payment received from a former officer. Prepaid expenses increased by $170,531 due primarily to costs associated with the opening of an additional store and costs associated with the November 1995 opening of two new locations. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $19,680 from $304,513 at January 29, 1995 to $284,833 at October 29, 1995. The current portion of long-term debt decreased by $1.8 million as a result of the repayment of amounts due under the 1993 Private Placement, and increased by $1.2 million due to the reclassification of the debt associated with the 1994 Private Placement.

RESULTS OF OPERATIONS

                                Three Months Ended       Nine Months Ended
Statement of                   October 29, October 30, October 29, October 29,
 Operations Data                   1995        1994        1995       1994
                                   ----        ----        ----       ----

Net Sales                      $2,390,224  $2,097,692  $7,367,374  $6,667,774
                               ----------  ----------  ----------  ----------

As a Percentage of Net Sales:       %            %          %          %

Same Stores                       87.4        100.0       89.9      100.0
New Stores                        12.6          0.0       10.1        0.0
                                 ------       ------     ------     -----

Total Net Sales                  100.0        100.0      100.0      100.0
Cost of Sales                     62.7         70.4       62.3       65.6
                                 ------       ------     ------     -----


Gross Profit                      37.3         29.6       37.7       34.4
Selling, General and
Administrative Expenses           50.5         48.5       45.1       41.4
                                 ------       ------     ------     -----

Loss from Operations             (13.2)       (18.9)      (7.4)      (6.9)

Net Loss                         (14.5)       (24.9)      (9.7)     (11.7)
                                 ======       ======     ======     ======


     Net sales for the three months ended October 29, 1995 were $2,390,224 as compared with $2,097,692 for the three months ended October 30, 1994, an increase of 13.9%. For the nine months ended October 29, 1995, net sales were $7,367,374, as compared with $6,667,774 for the nine months ended October 30, 1994. Comparable store sales decreased by 0.7% for the nine month period. Sales at two new stores have not met expectations due to low name recognition in their respective markets.

     Gross profit margin for the three months ending October 29, 1995 was 37.3%, as compared to 29.6% for the same period last year. For the nine months ended October 29, 1995, gross profit margin was 37.7% as compared to 34.4% for the nine months ended October 30, 1994. In absolute dollars, gross profit increased from $621,919 for the three months ended October 30, 1994 to $890,502 for the three months ended October 29, 1995. For the nine months ended October 29, 1995, absolute gross profit dollars increased to $2,778,438 from $2,296,269 for the nine months ended October 30, 1994. The increase in absolute gross profit dollars of $268,583 and $482,169 for the three and nine month periods presented resulted from improved margins and increased sales volume during the current fiscal year.

     Selling, general, and administrative expenses for the three months ended October 29, 1995 increased by $188,523, or 18.5%. For the nine months ended October 29, 1995, selling, general and administrative expenses increased by $561,198, or 20.4%. The increases are attributable to the operation of three additional stores during the current fiscal year as against the same period last year. On a same store basis, selling, general and administrative expenses decreased by approximately $73,000 for the three months ended October 29, 1995 over the three months ended October 30, 1994. For the nine months ended October 29, 1995, selling, general and administrative expenses increased on a same store basis by approximately $12,300 over the nine months ended October 30, 1994.

LIQUIDITY AND CAPITAL RESOURCES

     Working capital was $3,182,821 at October 29, 1995, as compared to $281,325 as of January 29, 1995. This increase was principally the result of the Public Offering and repayment of the debt associated with the 1993 Private Placement. The Company's current ratio as of October 29, 1995 was 1.77 to one, as compared to 1.05 to one at January 29, 1995.

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

     At present, the Company has sufficient capital resources and cash flow to maintain operations. The Company is seeking a new banking relationship in order to establish a line of credit to finance its working capital requirements.

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.
            The annual meeting of the Company took place on
            September 7, 1995.  The following matters were voted
            on:
                                                            Votes      Votes
                                                             For      Withheld
                                                           -------    --------
       Election of Directors
                Raymond C. Sparks                         3,212,200     9,785
                John W. Borek                             3,211,920    10,065
                Steven B. Sands                           3,212,200     9,785
                John P. Holmes                            3,212,450     9,535
                Michael S. Smith                          3,052,350   169,635

       Ratification of Deloitte & Touche, LLP
         as independent auditors
         of the Company:
                                Votes For:                3,197,647
                                Votes Against:                8,178
                                Abstaining:                  16,160

       Amendment to the 1993 Stock Option Plan:
                                Votes For:                  766,458
                                Votes Against:              248,937
                                Abstain:                    233,743
                                Non-Vote:                 1,972,847

       Reincorporation from New York to Delaware:
                                Votes For:                1,204,380
                                Votes Against:               26,493
                                Abstain:                     18,238
                                Non-Vote:                 1,972,874

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


                                        THE VILLAGE GREEN BOOKSTORE, INC.


Dated:  December 18, 1995               BY:  /s/ Raymond C. Sparks
                                             ---------------------
                                             Raymond Sparks,
                                             President
                                             Treasurer
                                             Chief Operating Officer
                                             Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                           Page
Number                                                           Number
-------                                                          ------
  11     Computation of Earnings per Common Share                  15