Form 10KSB
period 1996-01-28
VILLAGE GREEN BOOKSTORE INC
filed 1996-05-13
CIK 791731

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

              For the fiscal year ended January 28, 1996


    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from ______ to ______

                     Commission file number     0-16007

                      The Village Green Bookstore, Inc.
                ---------------------------------------------
                (Name of Small Business Issuer in Its Charter)

              New York                                                                   16-1181167
    ----------------------------                                                    --------------------
    (State or Other Jurisdiction of                                                 (I.R.S. Employer
    Incorporation or Organization)                                                  Identification No.)

                               1357 Monroe Avenue
                            Rochester, New York 14618
                    (Address of Principal Executive Offices)


Issuer's Telephone Number, Including Area Code  (716) 442-1151


Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class
- -------------------                                 Name of Each Exchange
                                                    on Which Registered
                                                    ---------------------

Common Stock, par                                   Boston Stock Exchange
- -----------------                                   ---------------------

value $.001 per share
- ---------------------                               ---------------------

Redeemable Common Stock
- -----------------------
                                                    Boston Stock Exchange
                                                    ---------------------
Purchase Warrants
- -----------------
                                                    ---------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share                      (Title of Class)
- --------------------------------------------

Redeemable Common Stock Purchase Warrants                 (Title of Class)
- --------------------------------------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X      No
             -----       -----

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for its most recent fiscal year: $11,040,372.

The approximate aggregate market value of the registrant's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 3, 1996 was $3,560,496. The number of shares outstanding of the registrant's common stock on April 29, 1996, was 3,741,155 shares.



                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Definitive Proxy Statement dated April 13, 1987

Definitive Proxy Statement dated June 25, 1990

Definitive Proxy Statement dated September 28, 1993

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

         The Village Green Bookstore, Inc. (the "Company" or "Village Green") was organized under the name Monroe Book Corporation in 1982 to acquire the business of the Village Green Bookstore, a Rochester based proprietorship which had been engaged in the bookstore business since 1973. The Company's corporate name was changed in February 1986 to The Village Green Bookstore, Inc. During late fiscal year 1996, the Company introduced Kideology(TM), with the opening of two stores. Kideology(TM) is an educational retail system which the Company has developed to sell educational toys and products to children from ages 14 and under. The Company currently owns and operates eight retail bookstores and two Kideology(TM) stores in the Northeastern United States.

         The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and begun to open superstores within many of the Company's existing markets. The Company has altered its strategic objectives to address these competitive conditions by introducing the Kideology(TM) retail concept. As a result, the Company's strategic objective is to continue to operate retail bookstores in the areas in which it currently competes while adding additional Kideology(TM) stores in new and existing locations. To this end, the Company is currently seeking working capital with which to implement this new strategy. The Company recently entered into a letter of intent with GBFC, Inc., a finance company ("GBFC"). GBFC is discussing, subject to further due diligence investigation, the possibility of lending up to $2 million to the Company pursuant to a Secured Revolving Credit Facility (the "Revolving Credit Facility") for which amount the Company will be required to provide a security interest in all of its inventory. The Company intends to use a portion of the proceeds to pay off a portion or all of its $1.2 million subordinated debentures. Additional proceeds from the Revolving Credit Facility will be used to implement the Company's new strategic objectives described above. The Company is also considering raising additional working capital through alternative means, such as a private placement of debt or equity. No assurances can be given that the Company will be successful in obtaining financing from GBFC or other sources or that the Company will be successful in implementing its new Kideology(TM) retail concept.

         Each Village Green bookstore is situated and merchandised to specifically address the tastes and demand characteristics of its clientele. The Company's stores feature a diversified retail mix in stores ranging from approximately 6,000 to 10,500 square feet. The Company's basic store format includes (i) an inventory of approximately 50,000 book titles and 4,000 magazine, periodical and newspaper titles per store per year; (ii) a stationery department which carries between 20 and 50 different lines of greeting cards, boxed stationery and writing papers; (iii) a gift department, which offers unusual, humorous and traditional gift items; (iv) a gourmet and packaged food department selling fresh and packaged desserts, gourmet chocolates, coffees and ice creams as well as other food items; and (v) special services such as special orders of books and newspapers. The Company also offers books-on-tape, selective video tape rentals and multimedia products in several of its locations.

         The Company's two Kideology(TM) stores offer customers a warm and inviting shopping environment with brightly lit colorful spaces, wide aisles for strollers and child-level seating and product shelving. All of the products carried in the Company's Kideology(TM) stores are designed to be attractive, and most importantly, educational. The Company's two Kideology(TM) stores are located in Perinton, New York and Williamsville, New York. Assuming the Company is successful in obtaining additional financing, the Company intends to open additional Kideology(TM) stores in fiscal 1997.

         On March 23, 1995, the Company consummated a public offering of 2,000,000 Units at $3.00 per Unit (the "Public Offering") through Thomas James Associates, Inc., now known as H.J. Meyers & Co., Inc., as Representative of the Underwriters ("H.J. Meyers"). Each Unit consisted of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant ("Redeemable Warrants"), exercisable for a five year period at an initial exercise price of $3.60 (the "Initial Notice Price"). The Redeemable Warrants are subject to redemption by the Company at $.05 per Redeemable Warrant on 30 days prior written notice if the closing bid price for the Common Stock, as reported on the Small-Cap Market of the automated quotation system of the National Association of Securities Dealers, Inc. ("NASDAQ Small-Cap Market") for 20 consecutive trading days ending within 15 days of the date on which the notice of redemption is given, is equal to or in excess of $5.40 (the "Initial Notice Price"). Both the Initial Exercise Price and the Initial Notice Price are subject to adjustment under certain circumstances.

         The net proceeds received by the Company at the closing from the sale of the 2,000,000 Units were $4,629,041. The Company has utilized a portion of net proceeds of the Public Offering to retire $1.8 million in long-term debt, and accrued interest, incurred in connection with the Company's 1993 private placement, and to exercise an option to acquire 186,500 shares of Common Stock from Mr. Paul Adams, a former officer and director of the Company.

         The following table sets forth the number of stores at the start of the fiscal year, the number of Bookstores opened during the fiscal year, the number of Bookstores closed during the fiscal year and the number of stores open at the end of the fiscal year:

                         Stores at               New Stores
                        Beginning of           Opened During           Stores Closed           Stores at End
  Fiscal Year               Year                    Year                During Year               of Year
     1987                    1                       1                       --                      2
     1988                    2                       --                      --                      2
     1989                    2                       1                       --                      3
     1990                    3                       1                       --                      4
     1991                    4                       --                      --                      4
     1992                    4                       --                      --                      4
     1993                    4                       4                       1                       7
     1994                    7                       2                       2                       7
     1995                    7                       1                       --                      8
     1996                    8                       4                       --                     12

         In February and March 1996 the Company closed two of its underperforming bookstores, one in Philadelphia, Pennsylvania and the other in Blasdell, New York.

INDUSTRY OVERVIEW

         RETAIL BOOKSTORES. The retail book industry is comprised of two principal segments: independent bookstores and chain stores.

         The independent bookstores generally have been established as free standing stores or in strip shopping centers catering to a well-educated, affluent customer. Such stores generally are well stocked, and staffed by attentive, service-oriented salespersons. The books generally are sold at publishers' prices with only occasional discounts. These independents build their business by way of book fairs, media attention, author interviews and advertising, sponsorship of local literary programs, author signing sessions, teaching and other similar programs.

         Chain stores have grown through discounting best selling books and other books in regional mall developments (such as B. Dalton and WaldenBooks), and more recently, through the development of discount "superstores." Superstores are considerably larger in size and offer a substantially greater number of titles than typical bookstores. These superstores generally are "destination" stores offering a wide selection of discounted books. The Company believes that competition within the Bookstore industry is significant and with the continued development of the superstores the Company's perceived market niche has been adversely affected.

         EDUCATIONAL RETAIL. The educational retail industry is also comprised of independent and chain stores. However, the Company believes that this market remains under-developed as to be contrasted with the retail book industry which the Company believes is rapidly becoming dominated by the "superstores". The Company believes that the educational retail marketplace presents an opportunity for growth, although no assurances can be given that the Company will be able to capitalize on this opportunity. The U.S. Department of Education projects that over the next decade, K-12 enrollment in schools will rise to 55.7 million from the current 49.8 million. The Company believes that while some specialty retailers are addressing the growth in the number of school age children consumers and their families many of these stores focus not only on the pre-K through age 14 population which the Company intends to focus its efforts but also on adults and hobby enthusiasts. The Company believes that by limiting its customer focus, it can develop a loyal customer base of children 14 years and under.

BUSINESS STRATEGY

         GENERAL. As a result of recent increased and substantial openings of retail book superstores within the Company's new and existing markets, the Company has adjusted its strategic objectives based on increased development of its Kideology(TM) retail concept and a perceived market opportunity in the educational retail market place for fiscal 1997. Management has determined to maintain as many bookstore sites as market conditions will allow, while leveraging its bookstore assets to expand its Kideology(TM) retail concept. This strategy is subject to certain inherent risks such as the need for additional capital; Kideology's(TM) limited operating history; the ability to realize Kideology(TM) expansion plans; dependence on senior management; competition within the educational retail business; and general economic conditions. All of these factors separately or in the aggregate could have a negative impact on the Company's new business objectives.

         RETAIL BOOKSTORES. The Company's retail bookstore strategy is to own and continue to operate upscale retail bookstores in the areas in which it currently competes. The following are the key elements to this strategy.

                 Optimization of Retail Product Mix. The Company is seeking to differentiate itself from its competition by, among other things, offering a retail mix that is highly focused and optimized to address the tastes and demands of an affluent clientele. By offering a variety of upscale items such as educational CD-ROMS, foreign film rentals and classical music, the Company believes that it may distinguish itself from other less specialized bookstores and create significant customer traffic and repeat business. The Company intends to implement management information systems to closely track the buying patterns of its clientele so that the Company may respond accordingly.

                 Emphasis on Social and Cultural Meeting Places; Establishment of Strong Community Ties. The Company has recently introduced coffee cafes at certain of its stores. The Company believes that these additions enhance its upscale image and encourage customers to linger and contemplate additional purchases. By incorporating this concept, the Company expects to take advantage of the changing social patterns evidenced by the proliferation of coffee cafes and reemphasize Village Green stores as community meeting places and leisure oriented establishments. Accordingly, the Company has sought to integrate each of its bookstores into their respective communities through the sponsorship of, and participation in, community activities such as book and poetry readings, children's programs, book fairs and literature discussion groups.

         KIDEOLOGY(TM) STRATEGY

         The Company's Kideology(TM) strategy is to become a regional retailer of educational childrens toys. Although a number of companies are competing for segments of this market, the Company believes its business strategy and format for Kideology(TM) gives it an advantage within this marketplace. Key components of the Company's Kideology(TM) strategy are:

                 Need for Additional Capital. The Company's strategy for expansion of its Kideology(TM) stores will require significant additional capital. The Company is currently negotiating for a combination of debt and equity financing to provide this capital. The following discussion of the Company's strategy relating to Kideology(TM) is subject to the Company successfully completing a financing of both debt and equity in excess of $2.5 million. No assurances can be given that the Company will be able to raise such capital. If the Company is unable to raise sufficient additional capital, its ability to implement the Kideology(TM) strategy will be materially and adversely affected.

                 Direct Mail. The Kideology(TM) business strategy is to open regional stores that are supported with an aggressive direct mail catalogue effort that both serves as a profit center as well as promoting the regional store. The Company believes this will allow it to move across regions by selectively opening one or two stores rather than 5 to 7 stores which it would normally take to control any given regional area. Making use of both the store data base and commercially available mailing lists, Kideology(TM) will develop a two tiered direct mail program. First, direct mail pieces concentrating on store events and sales will be used to build continual store traffic; second, a separate direct mail specialty catalog will be developed for grade level, interest area and seasonal purchasing.

                 Catalogs will be designed not only for product sales, but with family educational activities in mind so that mailings from the Company can be
retained in the home for a longer period than most retail catalogs.   Cost
savings realized by this strategy from any single regional effort may pay for any multi-regional direct mail effort. Kideology(TM) catalogs will only be distributed in regions which have a Kideology(TM) store. The projected costs for a catalog start-up are estimated at $250,000. Many catalog functions such as fulfillment can be jobbed out, diminishing need for additional Company personnel.

                 Interaction With Local Educators. As the Company's two existing stores are showing, teachers and schools are quite willing to use Kideology(TM) as a resource for supplemental materials. The Company believes that in response to budgetary constraints, school districts are transferring purchasing responsibilities to individual schools and teachers. As such focusing on teachers should serve to increased awareness of the stores within each region.

                 Establish Retail Stores as Target Marketing Centers. The Company has taken into consideration the current retail environment and believes it has developed a comprehensive sales program which establishes retail stores as beachheads to expose the consumer to the philosophy of Kideology(TM). Current Kideology(TM) locations run programs concurrent with the school year and special summer programs when school is not in session.

Because of this, the stores can enjoy customer traffic every month of the year. The Company believes that the product and the presentation programs make the stores appealing to stay-at-home mothers, teachers with children on field trips, educators and parents attending seminars sponsored by the store in the store (e.g., How to Buy Children's Software) and special events and appearances. In addition, all children who come into the store are registered and issued Kideology(TM) Passports which then become vehicles to encourage frequent repeat visits and a data base for focused direct mail solicitations.

                 Educational Fairs. The Company also intends to pursue retail sales outside the retail stores. The Company's Kideology(TM) strategy includes educational product fairs similar to book fairs which schools traditionally hold as fund raisers. These fairs can be sponsored by schools, by educational associations such as the PTA, by vendors or by independent contractors. The Company believes the educational fairs establish retail store and catalog credibility.

                 Focus on Customer Service. Customer service is key to maintaining an ongoing trust with the customers. Educators are hired at retail stores to assist customers in their product selections. Where possible, interactivity is encouraged in a user-friendly environment enabling customers to review products before they purchase. Customer satisfaction is stressed to all kideologists who receive training in new products, enabling hand selling to customers. The shopping experience at Kideology(TM) should be fun and friendly with children not wanting to leave the store.

                 Daily In-Store Events. In-store events are held daily with different activities taking place depending on the age of the children. These events could take the form of basic readings and author appearances to science, math and writing clubs, computer classes, art activities, etc. A calendar of events is published monthly and is available in the stores as well as being sent to all members on the mailing lists.

                 Rigorous Site Selection Criteria. The Company believes that most people shop and engage in leisure activities near where they live as opposed to where they work. Accordingly, management strives to identify affluent communities populated by culturally aware "baby boomers" as its target markets for new store development.

THE VILLAGE GREEN MODEL

         Although Village Green maintains a high degree of flexibility with respect to its retail product mix, the Company intends to limit new store openings in response to competitive market conditions while remaining focused on development of the Kideology(TM) retail concept.

PRODUCT LINE

         BOOKS.   Village Green carries up to 50,000 titles per year per store.
The selection emphasizes bestsellers, backlist titles, publisher closeouts, computer books, cookbooks, science fiction, novels, mysteries, a large selection of children's books, art books and books of an academic nature. The Company will also special order books from a database comprising approximately 100,000 titles. For the year ended January 28, 1996, approximately 56.1% of the Company's net sales were derived from the sale of books.

         MAGAZINES AND NEWSPAPERS. Each store carries up to 4,000 different magazine titles, per store, per year, ranging from broad general interest titles to specialized magazines. These encompass a wide variety of subjects, including general news, business, home and decorating, the arts, sports, women's issues, academic journals and foreign magazines. Each store also carries up to 80 different newspapers, ranging from local dailies and weeklies to major market and foreign newspapers. For the year ended January 28, 1996, approximately 18% of the Company's net sales were derived from the sale of magazines and newspapers.

         STATIONERY. Each store typically carries between 20 and 50 different stationery lines, encompassing greeting cards, seasonal cards, boxed stationery and writing papers. The Company also specializes in distinctive lines of stationery from around the world, which it obtains through trade shows, trade journals, boutique shopping and customer recommendations. For the year ended January 28, 1996, approximately 13.4% of the Company's net sales were derived from the sale of stationery.

         FOOD. Each store contains a gourmet and packaged food department which offers fresh and packaged desserts, gourmet chocolates and coffees as well as other food items. Impulse food items include local baked goods, cheesecakes, bagels and gourmet ice creams. For the year ended January 28, 1996, approximately 4.5% of the Company's net sales were derived from the sale of food.

         GIFTS. Each store offers fashionable and distinctive presents and a wide variety of traditional and seasonal gift items. Moreover, the Company also stocks an assortment of unusual, humorous and surprising gift items which cater to each store's clientele. For the year ended January 28, 1996, approximately 3.9% of the Company's net sales were derived from the sale of gifts.

         COFFEE CAFES. The Company has recently introduced coffee cafes in several of its stores. The Company believes that coffee cafes represent the new meeting places of the 1990's and intends to take advantage of the opportunity to increase customer traffic in its stores. Coffee cafes accounted for approximately 2.7% of net sales in the year ended January 28, 1996.

         MULTIMEDIA. The Company has added new multimedia categories to its existing retail mix at several of its locations and intends to provide such merchandise at selected locations. These categories include (i) video cassette rentals, (ii) books-on-tape for sale, (iii) music departments and (iv) select computer software and CD-ROM's. The Company believes that by cross-merchandising several different product categories in addition to its core book business, it can encourage more frequent visits by its customers and appeal to a wider demographic cross section of consumers. Although it is the Company's intent to incorporate as many of the foregoing multimedia categories as possible into its various locations, at present only certain of these categories have been so included and only at certain of the Company's stores. Sales of multimedia products were approximately 1.4% of net sales from the sale of multimedia products in the year ended January 28, 1996.

THE KIDEOLOGY(TM) MODEL

         Kideology(TM) is a retail system which is being developed to sell educational toys and product for children from infancy to eighth grade. The Kideology(TM) retail system is in the early stages and as such, the Kideology(TM) system will require an outlay of additional capital which the Company is currently seeking. No assurance can be given, however, that the Company will be able to secure such additional capital. (See, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.") The components of the Kideology(TM) model are as follows:

         RETAIL STORES. Kideology(TM) will be presented to the public most prominently in a chain of retail stores showcased by New York designer Joshua Scharf. Two prototype stores are in operation in western New York -- one at 587 Mosley Road, Fairport, New York (approximately 5,000 square feet) and another at 5495 Main Street, Williamsville, New York (approximately 3,000 square feet). The stores utilize colorful design elements and patterns, moveable fixturing, computer and video stations and engaging customer service outposts to entertain children while they are in the store and to make the retail environment attractive and amusing to adult shoppers. New retail stores will be 5,000-7,000 square feet.

         PRODUCT LINE. The merchandise philosophy is geared towards assisting the customers in purchase decisions by providing them with directed help in the form of "slim jim" suggestion cards. These cards, which are available on a self-service basis, advise customers as to recommended product and price points for gift selections by age or grade level, grade level reading lists, subject specific suggestions, etc. These cards can be used by "kideologists" in their sales efforts. These cards are being developed to include lesson plans to assist parents in their home schooling efforts. Merchandise is arranged by grade level around the perimeter of the store with cross merchandising into subject specific areas designated by colorful icons in the main body of the store. These subject specific areas include MATH, SCIENCE, ARTS & CRAFTS, WORLD, COMPUTING, IMAGINARIUM, PRE-SCHOOL AND MOVIE THEATER areas.

STORE LAYOUT

         BOOKSTORES. The Company's bookstores are designed to promote customer convenience, stimulate customer interest and reinforce the Company's image as an upscale book retailer. Books on the New York Times best-seller list and bargain books are prominently displayed at the front of the Company's stores. Books within the store are organized by subject and categories and are distinctly identified. Gifts are displayed with greeting cards and stationery throughout the stores and near the stores' cash registers. Magazines are located at the back of the store to attract customers through the store's other departments. Coffee cafes also are generally located towards the rear of the store, while multimedia products are usually placed throughout the store. In order to incorporate the addition of multimedia products and install coffee cafes, the Company has recognized the need for larger stores.
As such, new Village Green locations are expected to comprise approximately 10,000 square feet each, which is approximately 25% larger than most of the Company's existing stores.

         KIDEOLOGY(TM). The Company's prototype store is approximately 5,000 square feet and accommodates selections of merchandise for children ages 14 and under. All of the Company's stores offer a warm and appealing shopping environment with brightly lit colorful spaces, wide aisles for strollers and kid-level seating and product shelving. Products are conveniently displayed in separate merchandise departments, such as "Science & Nature" and "Arts & Crafts," which are identified by colorful eye-catching icons that are visual as well as verbal so that children can understand them. Kideology(TM) stores contain designated play areas where children and their parents are encourage to explore toys and games in keeping with the Company's "try before you buy" philosophy.

NEW AND EXISTING STORES AND STORE CLOSINGS

         The Company periodically reviews the profitability trends and prospects of each of its stores and evaluates whether or not any underperforming stores should be closed or relocated to more desirable locations in existing markets.

         Adding to its existing base, the Company established two new stores during fiscal year ending January 30, 1994, and one new store during fiscal year ending January 29, 1995. During the fiscal year ended January 28, 1996, the Company opened four stores, including two Kideology(TM) stores. Two other under performing stores closed in February and March, 1996.

PURCHASING AND MERCHANDISING

         The Company purchases merchandise from over 500 vendors. The Company's purchasing decisions are centralized and are made by the Company's merchandise department. The Company has buyers who negotiate terms, discounts, and cooperative advertising allowances for all of the Company's stores and decide which products to purchase, in what quantity and for which stores. New book titles are purchased directly from publishers for all of the Company's bookstores. Although the majority of purchases are made by the Company's merchandise department, store managers have the flexibility to influence purchasing decisions in order to respond to local demand for fast selling titles. The volume of the Company's purchases typically enable it to obtain favorable volume discounts from its vendors.

         All major merchandising decisions concerning pricing, advertising and promotional campaigns, as well as the initial ordering of inventory for each store, are centrally controlled at the Company's headquarters in Rochester, New York. Accounting and general financial functions for all Company stores also are conducted at the corporate headquarters.

         Merchandise purchased by the Company is shipped directly to the individual stores. This process permits rapid distribution, which is particularly important for timely merchandise such as magazines and best-selling books. In general, unsold books and magazines can be returned to the vendors for full credit. Although in the fiscal year ended January 28, 1996 the Company purchased an aggregate of approximately 9.2% of its inventory of books and periodicals from Ingram Books, Inc. and Ingram Periodicals, Inc., the Company does not believe it is generally dependent upon any one supplier for its products.

MANAGEMENT INFORMATION SYSTEM

         The Company's management information system ("MIS") is operational in certain of the Company's higher volume locations and is expected to be implemented in all of the Company's new stores and certain of its other current stores. This information system provides management with sales, inventory and other information and is important to the Company's ability to achieve cost efficiencies, control shrinkage and evaluate customer purchasing patterns.

         The MIS features retail point-of-sale tracking functions that are polled daily and generate sales reports and supporting documentation. These reports are available to the Company's corporate headquarters for auditing and input into the Company's automated accounting program. The point-of-sale system provides daily accounting of sales and gross profit as well as other control items such as discounts, price overrides and refunds. Financial statements, including income statements and balance sheets, are produced monthly for each such location. Complete inventories are taken at least once a year. Each item in the Company's stores has its own distinct item number which is used by the point-of- sales system to record sale and cost information. Reports are also tracked for reorder information and generation of historical sales information used to make purchasing and reorder decisions.

MARKETING

         The Company advertises primarily through newspapers, television and radio, stressing its wide selection, customer service and product mix. In addition to conventional paid advertising, the Company actively works to achieve media attention with new products and promotions such as appearances by authors, lectures and special community programs. Authors who have appeared at the Company's stores over the last three years include former President Jimmy Carter, John Updike, Gloria Steinem, Amy Tan, Robin Quivers, Fred Smerlas, Jim Kelly, Lynn Scherr, Robert McFarlaine and Captain Kangaroo.

         The Company emphasizes customer service in its stores through its well-trained, knowledgeable salespeople and strives to provide its customers with an enjoyable shopping experience. The Company adheres to a number of customer service policies and practices to reinforce customer confidence in the Company.

         The Company's Bookstores typically are open 15 to 18 hours a day, 365 days a year. The Company experiences its heaviest sales during the fourth quarter of the year, which includes the traditional holiday season. Although the Company has historically discounted books only during special sales periods, recognizing the need to remain competitive, Village Green now offers everyday discounts on New York Times best sellers and hardcover books. The Company also sells gift certificates.

TRADEMARKS

         The Company uses The Village Green Bookstore name and logo in its business operations and intends to seek federal trademark registration of its name and logo, as well as state registrations in New York, Pennsylvania, Connecticut and, if applicable, in other states where the Company will do business. Applications for the KIDEOLOGY(TM) trade and service marks have been submitted for registration. No assurance can be given that the Company will be entitled to or receive federal or state trademark registration of its name and logo.

COMPETITION

         RETAIL BOOKSTORES. The retail book business is highly competitive. The Company competes with a diverse group of regional and local independent book retailers, as well as with large national bookstore chains, including WaldenBooks, Borders Bookshop, Barnes & Noble, Inc., Media Play, B. Dalton Bookseller, Inc., Encore Books, Books-A-Million, Inc. and Crown Books Corporation. In recent years, many competing national chains have been expanding in size and number of outlets, and have developed and opened superstores. Most of these competitors have significantly greater financial resources than the Company, have been in existence for a substantially greater period of time and have more extensive facilities, personnel and other resources than those which are now, or in the foreseeable future will become, available to the Company.

         The Company also experiences indirect competition from retail specialty stores, such as computer and "new age" stores, and religious bookstores, that offer books in a particular discipline or specialty. To the extent that bookstores or specialty retail stores located within a Village Green market expand their title selections or offer prices that are lower than the Company's prices, the Company's results of operations could be adversely affected.

         The sale of new books also is affected by competition for the consumer's dollar with alternative forms of entertainment and information, such as computers, interactive software, books and games in electronic form, television, movies and video tapes. Although the Company believes that book sales have remained relatively stable in recent periods, unfavorable economic conditions affecting retailers generally, a decline in consumer spending or increased demand for alternative forms of entertainment or information could adversely affect the Company's results of operations in future periods.

         EDUCATIONAL RETAIL. The retail toy business is highly competitive. The Company competes on the basis of its stores' interactive environment, broad merchandise selection, superior customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and specialty retailers selling portions of its product lines, including books, software, video and audio products, and arts and crafts. It also completes with toy superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores and other store formats selling educational children's products, such as discount stores and smaller specialty toy stores. Retailing of children's educational products is a relatively new concept. Included among the Company's direct competitors are Zany Brainy, Learningsmith, Noodle Kidoodle and Imaginarium.

         Some of the Company's competitor's are much larger in terms of sales volume and have more capital and greater management resources than the Company. If any of the Company's larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by the Company, the Company could be adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which would have the effect of reducing its profitability.

EMPLOYEES

         As of May 5, 1996, the Company employed 60 full-time and 111 part-time employees. The Company believes its success will depend upon its ability to identify, hire and retain capable management. There can be no assurance that the Company will succeed in recruiting or retaining suitable staff. The Company considers its relations with its employees, none of whom are covered by collective bargaining agreements, to be generally good.

SUBSIDIARIES

         The Company was organized under the name Monroe Book Corporation in 1982 to acquire the business of the Village Green Bookstore, a Rochester based proprietorship which had been engaged in the bookstore business since 1973.
The Company's corporate name was changed in February 1986 to The Village Green Bookstore, Inc. Except for the Rochester store, which is operated directly by the Company, all of the Company's stores are operated through wholly owned subsidiaries. The Company's current stores are located in Rochester (acquired by the Company in 1982), Greece (opened 1987 and operated by Rochester Books, Inc.), Buffalo (opened 1989 and operated by Buffalo Books, Inc.), and Perinton (opened 1992 and operated by Rutgers Books, Inc.), all of which are located in Western New York State; Edwardsville, Pennsylvania (opened in 1993 and operated by Wilkes-Barre Books, Inc.); Doylestown, Pennsylvania (opened in 1993 and operated by Doylestown Books, Inc.) and Ridgefield, Connecticut (opened in December 1994 and operated by The Village Green Bookstore of Connecticut, Inc.). The Company's stores in Manaychk which opened in October 1995 is operated by Wilkes-Barre Books, Inc. The Kideology(TM) store which opened in Williamsville, New York is operated by Kideology(TM), Inc., a wholly-owned subsidiary. All of the Company's subsidiaries are New York corporations except Wilkes-Barre Books, Inc. and Doylestown Books, Inc. which are Pennsylvania corporations and The Village Green Bookstore of Connecticut, Inc. which is a Connecticut corporation.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own any real property but rather leases all of its locations pursuant to written leases. The Company's bookstores are presently located either in strip shopping centers or as free standing buildings. Generally, the Company's leases have terms ranging from five years to ten years and require the Company to pay a fixed minimum rental fee plus a rental fee based on a percentage of net sales above a minimum threshold together with certain executory costs such as pro rata share of property taxes, common area maintenance and insurance. Such properties in the opinion of the management are adequately covered by insurance.

         On October 1, 1993 the Company relocated its corporate offices from its Monroe Avenue store to 1357 Monroe Avenue, Rochester, New York 14618. The new corporate offices comprise approximately 3,400 square feet at an annual rent of $17,940 for a term which expires on May 31, 1997.

         Set forth below are the principal terms for all significant leases for bookstores of the Company (or its subsidiaries).

                                           APPROX.              TERM
                                           SQUARE              AND/OR
                LOCATION                   FOOTAGE            EXPIRATION             CURRENT RENT                   LESSOR
 -----------------------------------       -------         ----------------     ---------------------         -------------------
 CORPORATE OFFICE:                          3,400          Expires May          $17,940 per year              U.S. Realty
 The Village Green Bookstore, Inc.                         31, 1997                                           Corporation
 1357 Monroe Avenue
 Rochester, NY 14618

 LOCATION 1:                               10,000          10 years             $126,000 per year plus        Mr. Paul Adams
 766 Monroe Avenue                                         Ending 1/31/06       4.5% of annual gross
 Rochester, NY  14607                                                           sales over $2.8
                                                                                million

 LOCATION 2:                                7,300          5 years with         $69,708 per year plus         Ridgecrest
 1954 West Ridge Road                                      1-5 year             6% of annual gross            Associates
 Rochester, NY  14626 (Greece)                             option               sales over $1.2
                                                           Ending 9/20/97       million

 LOCATION 3:                                6,150          5 years              $73,800 per year plus         765 Elmwood
 765 Elmwood Avenue                                        ending               4% of annual gross            Associates
 Buffalo, NY  14222                                        6/30/99              sales over $1.845
                                                                                million

 LOCATION 4:                               18,039          10 years             $154,858 per year plus        Wegmans
 6600 Pittsford-Palmyra Road                               Ending 9/30/05       4.5% of annual gross          Enterprises
 Fairport, NY 14450 (Perinton)                                                  sales over $4.1
                                                                                million

 LOCATION 5:                                7,450          5 years with 5       $65,187.50 per year           Five Star Realty
 West Side Mall                                            year option          plus 3% of annual             Corporation
 Edwardsville, PA (Wilkes-Barre)                           Ending               gross sales over
                                                           10/31/03             $1.448 million


                                           APPROX.              TERM
                                           SQUARE              AND/OR
             LOCATION                      FOOTAGE           EXPIRATION             CURRENT RENT                  LESSOR
- ------------------------------------       -------         --------------       --------------------          -------------------
 LOCATION 6:                                8,300          5 years with 5       $92,000 per year plus         Ms. Marcia M.
 16 South Main Street                                      year option          3% of annual gross            Chapman
 Doylestown, PA 18901                                      Ending               sales over $1.533
                                                           10/31/03             million

 LOCATION 7:                                7,142          10 years             $140,000 per year base        Willett
 440 Main Street                                           ending               rent                          Properties, L.P
 Ridgefield, CT                                            1/31/05

 LOCATION 8:                                9,086          10 years, with       $140,833 plus 5% of           Mr. Daniel
 Main Street                                               10 year option       the annual gross              Neducsin
 Philadelphia, PA                                          ending               revenue in excess of
                                                           10/31/05             $3,000,000

 LOCATION 9:                                3,600          10 year with         $46,800 per year              Stephen S. Obletz
 5455 Main Street                                          10 year option       years 4 thru 7 $54,400
 Williamsville, NY                                         ending               per year
                                                           12/14/05             years 8 thru 10
                                                                                $57,600 per year

ITEM 3.  LEGAL PROCEEDINGS.

         The Company has been named a defendant in an action commenced on August 24, 1994 in the Supreme Court of the State of New York for Erie County involving a dispute on a lease in the amount of $42,392.07. The plaintiff, Benderson 85-1 Trust, is the landlord of the Company's former Tonawanda, New York store, which the Company closed in January 1994. The Tonawanda store was operated by the Company's subsidiary, Niagara Books, Inc., which was the party named on the lease. The Company believes it has meritorious defenses and intends to vigorously defend this action.

         The Company has been named a defendant in an action commenced on August 3, 1994 in the Supreme Court of the State of New York for Monroe County by William W. Shuster, Jr., as plaintiff, involving a "slip and fall" on the Company's property for damages in the amount of $2 million. The Company carries $1 million worth of liability insurance which the Company believes should be sufficient to cover any possible award of damages to the plaintiff. Further, the Company believes it has meritorious defenses and intends to vigorously defend this action.

         The Company has been named in an Article 78 proceeding commenced on January 10, 1995 in the Supreme Court of the State of New York for Monroe County by G.L. Wilson Building Company ("Wilson"), as plaintiff, involving the replacement of a lost certificate representing 186,500 shares formerly held in the name of Penfield Realty Holding Co., Inc. Wilson has agreed to withdraw this matter and the Company has agreed to cause a certificate evidencing 186,500 shares to be issued in the name of Wilson upon Wilson posting a bond to indemnify the Company from any claim that may be made against the Company on account of the lost certificate. Furthermore, the Company paid $2,000 towards the cost of such bond and Mr. Wilson has agreed to forbear from instituting any action against the Company with respect to the 186,500 shares acquired by the Company upon its exercise of its option with Mr. Adams.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


         The following table sets forth the market price for the Company's Common Stock and Redeemable Warrants on the NASDAQ Small-Cap Market. The table reflects the high and low bid prices for the Common Stock as reported by the National Association of Securities Dealers, Inc., for each full quarter for the last two full fiscal years and the current fiscal year, and the high and low bid prices for the Redeemable Warrants for the first quarter of the current fiscal year.

                                  Common Stock
                                  ------------

                                                                             Low        High
                                                                             ---        ----
Fiscal Year Ended January 29, 1995
- ----------------------------------
First Quarter                                                                $3.50      $6.50
Second Quarter                                                               $4.00      $5.25
Third Quarter                                                                $3.13      $4.88
Fourth Quarter                                                               $3.25      $4.00

Fiscal Year Ended January 28, 1996
- ----------------------------------
First Quarter                                                                $2.50      $3.75
Second Quarter                                                               $1.88      $3.25
Third Quarter                                                                $2.00      $3.13
Fourth Quarter                                                               $1.63      $2.39

                                                               Redeemable Warrants
                                                               -------------------

                                                                             Low        High
                                                                             ---        ----

Fiscal Year Ended January 28, 1996
- ----------------------------------
First Quarter                                                                $0.438     $0.75
Second Quarter                                                               $0.25      $0.81
Third Quarter                                                                $0.38      $0.81
Fourth Quarter                                                               $0.38      $0.69

       The quotations set forth above reflect market prices between dealers, without retail mark-up, mark-down, or commission and may not represent actual transactions.

       On February 21, 1995, the Boston Stock Exchange approved the listing of the Company's Common Stock and Redeemable Warrants upon official notice of issuance of the Company's Public Offering, which notice was given on March 15, 1995. On March 16, 1995, the NASDAQ Small-Cap Market approved and commenced trading on the Redeemable Warrants.

       As of April 30, 1996 there were approximately 836 holders of record of the Common Stock. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners of the Common Stock whose shares were held in the names of various security holders, dealers and clearing agencies.

       On May 3, 1996, the closing bid and asked prices for the Common Stock as reported by NASDAQ Small-Cap Market were $1.0625 and $1.00, per share, respectively, and the closing bid and asked prices for the Redeemable Warrants were $.25 and $.275, per share, respectively.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION.

OVERVIEW

       The Company currently operates eight retail bookstores and two Kideology(TM) stores in New York, Pennsylvania and Connecticut. The Company's strategy is focused primarily on opening additional Kideology(TM) stores in new and existing market areas, particularly in the Northeast corridor. The Company believes that in order to achieve sales growth and profitability it will need to create efficiencies in its distribution capabilities and store operations and achieve greater knowledge of its market areas and its customers. In addition to opening new Kideology(TM) stores, management intends to continue its practice of reviewing the profitability trends and prospects of existing bookstores and aggressively redeploying capital by closing or relocating underperforming stores.

       The fiscal year ending January 28, 1996 ("Fiscal 1996") was a period of consolidation and re-evaluation. The events which led to the Company's position in calendar 1996 were the following:

       The Public Offering, consisting of 2,000,000 Units, each Unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant at a public offering price of $3.00 per Unit, was consummated on March 23, 1995.

       The anticipated maturity of an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures (the "1994 Private Placement"). Sands Brothers & Co., Ltd. ("Sands Brothers") acted as placement agent in the sale of the Debentures. The Company is currently negotiating with financing sources to secure repayment of these debentures.

       The continued competitive conditions which served to adversely affect the Company's Bookstores.

       The opening of two Kideology(TM) stores and the introduction of new strategic objectives.

RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated the percentage of net sales, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statement of operations:

                                                                                      FISCAL YEAR ENDED
                                                                        --------------------------------------------

                                                                        JANUARY 28, 1996            JANUARY 29, 1995
                                                                        ----------------            ----------------
 STATEMENT OF OPERATIONS DATA

 Net Sales                                                                $11,040,366                 $10,002,901

 As a percentage of Net Sales:                                                    100%                        100%

   Same Stores                                                                   87.0                        98.6

   New Stores                                                                    13.0                        44.1

   Closed Stores                                                                  0.0                         0.3

   Total Net Sales                                                              100.0                       100.0

   Cost of Sales                                                                 64.7                        63.7

   Gross Profit                                                                  35.3                        36.3

   Selling, General and
     Administrative Expenses                                                     45.6                        37.8

   Other Expenses                                                                                              --
   Loss from Operations                                                          (2.7)                       (1.5)

   Net Loss                                                                     (13.0)                       (5.9)


YEAR ENDED JANUARY 29, 1996 COMPARED TO YEAR ENDED JANUARY 29, 1995

       The Company is facing increased competition in the Buffalo, New York market with the addition of Borders Books and Music superstore as well as Barnes & Noble and Media Play superstores. In addition, Barnes & Noble, Media Play and FYE have opened superstores in the Rochester, New York area.

       Net Sales for the fiscal year ended January 28, 1996 ("Fiscal 1996") and fiscal year ended January 29, 1995 ("Fiscal 1995") were $11,040,366 and $10,002,901 respectively, an increase of 10.4% in Fiscal 1996 versus Fiscal 1995. Comparable store sales decreased 2.7% in Fiscal 1996, versus an increase of 1.0% during Fiscal 1995. The primary reason for this decline is due to the sales decline at the McKinley Mall store in Blasdell, New York. This store was closed in March 1996.

       The Company's gross profit margin for Fiscal 1996 was 35.3%, as compared to 36.3% for the Fiscal 1995. This nominal improvement of $273,285 in absolute gross profit dollars resulted from increased sales volumes. The improvement in absolute dollars represents a 1.0% decline in gross profit percentage. In absolute dollars, gross profit has increased from

$3,628,973 to $3,902,258 for Fiscal 1995 and 1996, respectively.  The additional competition in the bookstore industry resulted in the Company competing more aggressively with discounts doubling from 2.5% of sales to 5.0% of sales. Notwithstanding this increase in discounts of 2.5%, gross profit declined by 1.0% as a result of ongoing efforts to maximize margins through improved buying and better inventory management.

       Selling, general and administrative expenses for Fiscal 1996 increased 33.1%, due to the initial start up costs related to costs associated with the addition of four (4) new stores (two (2) bookstores and two (2) Kideology(TM) stores); the introduction of the Company's new Kideology(TM) retail format; and the slower than anticipated growth in the new stores. The new bookstores were sited closer to major metropolitan areas resulting in higher selling, general and administrative costs.

       The Company incurred other expenses of 305,637. These expenses were recorded as a result of the closing of two (2) of the Company's underperforming bookstores. As a percentage of net sales, selling, general and administrative expenses increased from 37.8% of net sales for Fiscal 1995 to 45.6% of net sales for Fiscal 1996.

YEAR ENDED JANUARY 29, 1995 COMPARED TO YEAR ENDED JANUARY 30, 1994

       Net Sales for Fiscal 1995 and fiscal year ended January 30, 1994 ("Fiscal 1994") were $10,002,901 and $9,103,943 respectively, an increase of 9.9% in Fiscal 1995 versus Fiscal 1994. Comparable store sales increased 1.0% in Fiscal 1995 versus an increase of 1.5% during Fiscal 1994.

       The Company's gross profit margin for Fiscal 1995 was 36.3%, as compared to 33.7% for the Fiscal 1994. This represents an improvement of $562,910 in absolute gross profit dollars and a 7.7% improvement in gross profit percentage. In absolute dollars, gross profit has increased from $3,066,063 to $3,628,973 for Fiscal 1994 and 1995, respectively. The improved gross margin can be attributed to better management of product and better purchase terms received from vendors.

       Selling, general and administrative expenses for Fiscal 1995 increased 2.3%, due to increased professional fees related to the Company's expansion. As a percentage of net sales, selling, general and administrative expenses decreased from 40.6% of net sales for Fiscal 1994 to 37.8% of net sales for Fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

       Cash and cash equivalents amounted to $383,918 at January 28, 1996, as compared to $519,470 at January 29, 1995. Inventories increased by $1,574,604 to $6,306,808 at January 28, 1996 from $4,734,204 at January 29, 1995. This is the result of additional retail locations. Property and Equipment increased significantly due to the opening of the new locations.

       Working capital at January 28, 1996 was $1,923,897 as compared to $281,325 at January 29, 1996. During the first quarter of Fiscal 1996, the Company completed the Public Offering, netting the Company approximately $4,629,041 after offering expenses, which provided substantial working capital to the Company. Part of the proceeds from the Public Offering were used to repay the $1.8 million debt and accrued interest incurred in the 1993 Private Placement and the exercise of an option to acquire 186,500 shares of Common Stock held by a former officer of the Company. See Item 13. "Certain Relationships and Related Transactions."

       The Company's independent auditors have stated that as a result of the Company's current financial condition there is substantial doubt as to the Company's ability to continue as a going concern. The Company recently entered into a letter of intent with GBFC, Inc., a finance company ("GBFC"). GBFC is discussing, subject to further due diligence investigation, the possibility of lending up to $2 million to the Company pursuant to a Secured Revolving Credit Facility (the "Revolving Credit Facility") for which amount the Company will be required to provide a security interest in all of its inventory. The Company intends to use a portion of the proceeds to pay off a portion or all of its $1.2 million subordinated debentures. Additional proceeds from the Revolving Credit Facility will be used to implement the Company's new strategic objectives described above. The Company is also considering raising additional working capital through alternative means, such as a private placement of debt or equity. Currently, the Company has received no commitment from GBFC or any other financing sources. No assurances can be given that the Company will be successful in obtaining financing from GBFC or other sources or that the Company will be successful in implementing its new Kideology(TM) retail concept.


SEASONALITY AND QUARTERLY FLUCTUATIONS

       The specialty industry, which include the Company's bookstore and Kideology stores is subject to certain seasonal customer buying patterns. Typically, within the Company's fiscal year, net sales and income from operations are significantly higher during the fourth fiscal quarter, which includes the traditional holiday season, and are lowest in the first and second fiscal quarters. Working capital requirements are generally greatest during the third and fourth fiscal quarters due to the seasonality of the Company's business. This seasonal pattern is primarily due to the increased customer demand for books during the year-end holiday selling season. As a result, the Company is heavily dependent on the results of its fourth fiscal quarter.

       In addition to seasonality, the Company's results of operations may fluctuate from quarter to quarter as a result of the amount and timing of sales contributed by new stores, costs associated with the construction and opening of new stores and their integration into the operations of the Company, as well as other factors. These stores generally have lower initial sales volumes and require the Company to incur pre-opening expenses. Accordingly, the acquisition of a significant number of stores, particularly during the second and third calendar quarters, could adversely affect operating results on a quarter to quarter comparative basis. Furthermore, there can be no assurance that new stores will operate on a profitable basis.

INFLATION

       There was no significant impact on the Company's operations as a result of inflation during the last two fiscal years.

ITEM 7.  Financial Statements.
         See Pages F-1 through F-12 at the end of this Form 10-KSB.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.


       The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:

          NAME OF DIRECTOR                    AGE                               POSITION
- ----------------------------------------     -----         --------------------------------------------------
 Raymond C. Sparks                            45           Chairman of the board of Directors, President,
                                                           Chief Executive Officer, Treasurer, Chief
                                                           Financial Officer and Chief Operating Officer

 John W. Borek                                46           Director, Vice President of Marketing and
                                                           Merchandise and Secretary

 Steven B. Sands                              37           Director

 John P. Holmes                               58           Director

 Michael S. Smith                             42           Director

       The term of office of each person elected as a Director will continue until the Company's next Annual Meeting of Shareholders or until his successor has been elected.

       RAYMOND C. SPARKS became the Company's President, Chairman and Chief Executive Officer on June 28, 1993. Mr. Sparks has eight years of public accounting experience in South Africa with Ernst & Young and later, with Webb & Company. Since 1979, Mr. Sparks has concentrated in the retail industry, primarily in supermarket and specialty stores, in both operational and financial capacities. Mr. Sparks was Financial Director for Burlington Industries in Cape Town until 1983. From 1983 to 1987, Mr. Sparks was Divisional Financial Manager for Checkers Supermarkets Ltd. in Cape Town. Mr. Sparks moved to the United States in 1987, and became Chief Financial Officer of Checkers Restaurants, Brooklyn, New York. In 1989, he was named Vice President of Finance at Tie Rack (U.S.) Inc. Mr. Sparks was the Chief Operating/Financial Officer of Burke & Burke (New York) in 1991. Mr. Sparks was Vice President and Chief Financial Officer of Conston Corporation, an apparel retailer located in Philadelphia before he joined the Company in June 1993. Mr. Sparks holds the professional qualification of Chartered Accountant (C.A.(S.A.)), and was awarded a Bachelor of Commerce (with honors) degree in Financial Accounting by the University of Cape Town, South Africa.

       JOHN W. BOREK has been a Director of the Company since 1986. Mr. Borek has been Vice-President of Marketing and Merchandise since 1986. He has been employed by the Company since 1982.

       STEVEN B. SANDS became a Director of the Company on June 28, 1993. Mr. Sands has been engaged in the investment banking business since 1980. Since 1990, Mr. Sands has been Co-Chairman and Chief Executive Officer of Sands Brothers & Co., Ltd., an investment banking firm. Mr. Sands is a director of Semi-Conductor Packaging Materials Co. (semiconductor components manufacturer), Digital Solutions, Inc. (payroll and related services), Command Security Corp. (security guard services), Wholesale Cellular USA, Inc. (cellular telephone distributor) and Financing for Science International, Inc. (high technology and scientific equipment leasing), each a publicly traded company.

       JOHN P. HOLMES has been a Director of the Company since October 29, 1993. Mr. Holmes has been a Managing Director of Sands Brothers & Co., Ltd. since January 1993. Mr. Holmes has been engaged in the investment banking business since 1962 and also is a private investor.

       MICHAEL S. SMITH is the Managing Director of Corporate Finance at H.J. Meyers & Co., Inc. (f/k/a Thomas James Associates, Inc.) ("H.J. Meyers"), an investment banking firm which acted as the managing underwriter of the Company's 1995 public offering. Mr. Smith serves on the Board of Directors of The Bhirud MidCap Growth Fund, a publicly traded mutual fund. Mr. Smith has been with H.J. Meyers since May 1991, and from 1987 until 1991 was an attorney with the law firm of Harter, Secrest & Emery. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University of Law.

       Each Director is elected for a period of one year at the Company's Annual Meeting of shareholders and serves until his successor is duly elected by the shareholders. Officers are elected by and serve at the discretion of the Board of Directors. Directors of the Company currently receive no compensation for their service as a Director.

       The Board of Directors does not have a standing audit, nominating or compensation committee.

ITEM 10.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

       The following table discloses the compensation for the persons who served as the Company's Chief Executive Officer during Fiscal Years 1995, 1994 and 1993. No other executive officer of the Company had total compensation in excess of $100,000 for the Fiscal Years 1995, 1994 and 1993.

                           SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
                              ----------------------------------------       -------------------------------------------------

                                FISCAL                                           OTHER           SECURITIES
                                 YEAR                                           ANNUAL           UNDERLYING         ALL OTHER
       NAME AND                 ENDING            SALARY        BONUS        COMPENSATION         OPTIONS         COMPENSATION
  PRINCIPAL POSITION          1/29-30-31            ($)           ($)             ($)               (#)               ($)
 ---------------------        ----------         --------       ------       ------------        -----------      ------------
 Raymond C. Sparks               1996            119,065           0              (1)

 Raymond C. Sparks               1995            100,096           0              (1)               30,000            20,400

 Raymond C. Sparks,
 CEO since June 28,
 1993                            1994             72,596           0              (1)              150,000                 0

 Paul Adams, CEO
 until June 28, 1993             1994             70,192           0              (2)                    0                 0

       (1) Other annual compensation for Mr. Sparks, including the use of a Company car and health insurance benefits is not reported because the aggregate of such amounts does not exceed the lesser of $50,000 or 10% of Mr. Sparks' annual salary and bonus for the periods indicated. Also includes $17,522 which Mr. Sparks received as reimbursement for relocation expenses.

       (2) Other annual compensation for Mr. Adams, which included the use of a Company car, health insurance benefits, and a store charge account, is not reported because the aggregate of such amounts does not exceed the lesser of $50,000 or 10% of Mr. Adams' annual salary and bonus for the years indicated. Mr. Adams also receives rent from the Company as landlord of the Company's flagship store located at 766 Monroe Avenue, Rochester, New York.



       The foregoing table does not give effect to compensation which may be deemed to have been made to Steven B. Sands, a director of the Company, in his capacity as a control person of Sands Brothers & Co., Ltd. in connection with the June 1993 and April 1994 private placements. See Item 12. "Certain Relationships and Related Transactions."

       The following table sets forth information concerning the value of unexercised stock options held by the Named Executives as of January 28, 1996. No stock options were exercised by the Named Executives in Fiscal 1996.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR END OPTION VALUES

                                                                                 NUMBER OF SECURITIES
                                                                                UNDERLYING UNEXERCISED       VALUE OF UNEXERCISED
                                                                                OPTIONS AT FISCAL YEAR       IN-THE-MONEY OPTIONS
                                                                                           END               AT FISCAL YEAR END(1)
                                                                                ----------------------       ---------------------

                              SHARES ACQUIRED ON         VALUE REALIZED            EXERCISABLE/                   EXERCISABLE
             NAME                EXERCISE (#)                 ($)                 UNEXERCISABLE                  UNEXERCIABLE
- --------------------------    ------------------         --------------           ---------------            ---------------------
 Raymond Sparks                      -                        N/A                  150,000/30,000                  $0/$0

 John Borek                          -                        N/A                   20,000/30,000                  $0/$0


The Company does not have a stock appreciation rights plan, any long-term compensation plan, or any pension plan requiring funding.

EMPLOYMENT AGREEMENTS

       On June 28, 1993, the Company entered into an employment agreement with Mr. Raymond Sparks, who became the Company's President, Chairman and Chief Executive Officer on that date. This agreement, which has a term of three years, provides for a base annual salary of $125,000, with salary increases and bonuses to be determined by the Board of Directors in its discretion. In addition, pursuant to Mr. Sparks' employment agreement, the Company has reimbursed $17,522 to Mr. Sparks during the current fiscal year for expenses related to the relocation of Mr. Sparks and his family to the Rochester, New York area.

       On June 28, 1993 the Company entered into a one year employment agreement with John W. Borek, the Company's Vice President for Marketing and Merchandise, Secretary and a Director of the Company. This agreement provided for an annual salary of $60,000. Mr. Borek currently has an oral employment arrangement with the Company at an annual salary of $66,000.

1993 STOCK OPTION PLAN

       In September 1993, the Company adopted the 1993 Stock Option Plan (the "1993 Plan") which provided for the grant by the Company of options ("Options") to purchase up to an aggregate of 200,000 shares of the Company's authorized but unissued Common Stock

(subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations) to officers, directors, employees and consultants of the Company. The 1993 Plan is intended as an incentive and to encourage stock ownership by officers and certain other employees of the Company in order to increase their proprietary interest in the Company's continued growth and success and to encourage such employees to remain in the employ of the Company.

       It is intended that certain options granted under the 1993 Plan will qualify as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") (hereinafter referred to as "Incentive Stock Options"). The Company makes no warranty as to the qualification of any options as Incentive Stock Options. Those options granted under the 1993 Plan which do not qualify as Incentive Stock Options are hereinafter referred to as "Non-Qualified Stock Options."

       The 1993 Plan is administered by a committee (the "Committee") of two Directors, currently consisting of Steven B. Sands and John P. Holmes, who are "disinterested persons" within the meaning of Rule 16b-3 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). The Committee has the authority to select the recipients of options and determine the terms of options granted under the 1993 Plan. The Board of Directors may, in its discretion, reserve to itself any or all of the authority and responsibility of the Committee with respect to awards of options to employees who are not subject to liability under the Exchange Act at the time any such responsibility is exercised.

       The Committee is authorized under the 1993 Plan to grant to eligible employees options to purchase shares of Common Stock. Such options may be Incentive Stock Options and Non-Qualified Stock Options. The exercise price per share of Common Stock under an Option will be established by the Committee in its sole discretion at the time of grant; provided, however, that with respect to Incentive Stock Options, the Option Price will not be less than the fair market value of the Common Stock at the time the Option is granted, and with respect to Non-Qualified Stock Options, the Option Price will not be less than eighty-five (85%) percent of the fair market value of the Common Stock at the time the Option is granted. Options may be exercised in whole or in part at such time or times as will be determined by the Committee and set forth in the applicable option agreement, except that the term of any Option will not be longer than ten years from the date of its grant. Options will be exercised in accordance with procedures established by the Committee. Options are nontransferable other than by will or the laws of descent and distribution, or pursuant to a qualified domestic relations order, as defined in the Code and the Employee Retirement Income Security Act of 1974, as amended.

       Except as otherwise permitted by the Code, the aggregate fair market value (determined as of the time the Option is granted) of the Common Stock with respect to which any Incentive Stock Option may be exercisable for the first time by the grantee in any calendar year (under the 1993 Plan or any other stock option plan of the Company or any or subsidiary thereof) will not exceed $100,000.

       No Incentive Stock Option may be granted to an individual who, at the time the Option is granted, owns, directly or indirectly, stock possessing more than ten percent (10%) of the total combined voting power of all classes of Common Stock of the Company or of any subsidiary thereof, unless such Option
(i) has an Option price of at least 110 percent of the fair market value of the Common Stock on the date of the grant of such Option and (ii) cannot be exercised more than five years after the date it is granted. The Committee may grant options under the 1993 Plan to any officer, Director, employee or consultant of the Company or its subsidiaries, who is not a member of the Committee. Directors of the Company who are not also officers or employees are not eligible for awards under the 1993 Plan. There currently are two executive officers of the Company who are eligible for the grant of options under the 1993 Plan.

       The aggregate number of shares of Common Stock which may be purchased pursuant to options granted under the 1993 Plan, the number of shares of Common Stock covered by each outstanding Option, and the price per share thereof of each such Option will be appropriately adjusted, if necessary, for any increase or decrease in the number of outstanding shares of Common Stock resulting from a stock split or other subdivision or consolidation of shares of Common Stock or for other capital adjustments or payments of stock dividends or distributions or other increases or decreases in the outstanding shares of Common Stock effected without receipt of consideration by the Company. Subject to any required action by the shareholders, if the Company will be the surviving corporation in any merger or consolidation, any Option granted will cover the securities to which a holder of the number of shares of Common Stock covered by the unexercised or invested portion of the Option would have been entitled pursuant to the terms of the merger or consolidation.

       Options to purchase up to an aggregate of 113,250 shares of the Company's authorized but unissued Common Stock (subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations) are outstanding under the 1993 Plan. The Company has an effective registration statement on Form S-8 under the Securities Act covering up to an aggregate of 200,000 shares under 1993 Stock Option Plans permitting the resale of shares issued under such Plans by affiliates and nonaffiliates in the public market without restriction under the Securities Act. However, the Company has agreed with H.J. Meyers not to issue any options under the 1993 Stock Option Plan that will either vest, or whose underlying shares of Common Stock may be resold under the S-8, prior to September 15, 1996.

1987 STOCK OPTION PLAN

       Prior to the adoption of the 1993 Plan, the Company had in place the 1987 Incentive Stock Option Plan, as amended (the "1987 Plan"). The purpose of the 1987 Plan was to advance the interests of the Company by encouraging qualified personnel to become affiliated with the Company and its subsidiaries, to provide an incentive for directors, officers, key employees and consultants to remain with the Company and its subsidiaries, and to stimulate the maximum efforts of those employees and consultants on which the success and future growth of the Company and its subsidiaries are dependent through the granting of stock options. All options granted under the 1987 Plan are non-qualified stock options ("1987

Options"). The term of the 1987 Plan originally was five years but was extended by amendment to eight years. The 1987 Plan expired on May 18, 1995.

       Options to purchase up to an aggregate of 76,500 shares of the Company's authorized but unissued Common Stock (subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations) are outstanding under the 1987 Plan as of the date hereof. No additional options may be granted under the 1987 Plan.

       The 1987 Plan is administered by a committee of three Directors, currently consisting of Raymond C. Sparks, Steven B. Sands and John P. Holmes (the "1987 Plan Committee"). The 1987 Plan Committee is appointed from time to time by a majority of the whole Board of Directors. Any member of the 1987 Plan Committee may be removed by a majority of the whole Board of Directors at any time with or without cause.

       The 1987 Plan Committee has the responsibility, subject to Board approval to: (a) determine (i) the Participants to whom options under the 1987 Plan will be granted; and (ii) the number of 1987 Options to be awarded to each Participant and the number of shares subject to each such 1987 Option; (b) interpret, construe, and implement the provisions of the 1987 Plan; and (c) establish, amend, and rescind appropriate rules and regulations consistent with and relating to the 1987 Plan.

       Options granted under the 1987 Plan will be evidenced by minutes of a meeting or the written consent of the 1987 Plan Committee, ratified by a resolution of the Board of Directors, and by written stock option agreements consistent with the terms of the 1987 Plan, each of which will be executed by the Company and the Participant.

       1987 Options will be exercisable at such time following the date of grant, as will be established and fixed by the 1987 Plan Committee. The date on which any 1987 Option becomes exercisable will be the "Date Exercisable." On or after the Date Exercisable, a Participant may exercise a 1987 Option at such time or times as determined by the 1987 Plan Committee at the time of the grant, provided, however, all rights to exercise a 1987 Option will expire eight (8) years after the date such option granted by the 1987 Plan Committee is approved by the Board of Directors.

       The 1987 Plan Committee will determine, subject to approval of the Board of Directors, the directors, officers, employees and consultants of the Company and its subsidiaries to whom 1987 Options will be granted.

       The purchase price per share of Common Stock deliverable upon the exercise of a 1987 Option will be no less than Fair Market Value of the Common Stock on the date of grant, or in the event the Participant owns more than ten (10%) percent of the outstanding Common Stock, the option price will be no less than 110% of the Fair Market Value on the date of grant. The date of grant will be the date on which the Board of Directors approves of each option authorized by the 1987 Plan Committee. "Fair Market Value" will mean the closing market value on NASDAQ, or such other exchange on which the Common Stock may then be listed.

       The aggregate number of shares of Common Stock which may be purchased pursuant to options granted under the 1987 Plan, the number of shares of Common Stock covered by each outstanding Option, and the price per share thereof of each such Option will be appropriately adjusted, if necessary, for changes in capital structure, reorganization, merger or consolidation of the Company with one or more corporations in which the Company is not the surviving corporation, or of a transfer of substantially all of the property or more than eighty (80%) percent of the then outstanding shares of the Company to another corporation, reclassifications and stock dividends.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth the beneficial ownership of Common Stock as of May 4, 1996 of (a) each Director and nominee for election as a Director,
(b) each executive officer, and (c) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock. The Company believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares of Common Stock reflected as being beneficially owned by them.

                                                           NUMBER OF               PERCENT OF
                 NAME OF BENEFICIAL OWNER                  SHARES(1)                 SHARES
           ------------------------------------            ---------               ----------
           Raymond C. Sparks                                 150,000(2)               4.08%

           Steven B. Sands                                   379,000(3)              10.07%

           John P. Holmes                                    130,000(4)               3.47%

           John W. Borek                                      20,100(5)               1.16%

           Martin S. Sands                                   379,000(6)              10.07%

           Sands Brothers & Co., Ltd.                        260,000                  6.95%

           All Directors and Executive
             Officers as a Group (4 persons)                 640,100(7)              17.33%
- ------------

(1) Shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table.

(2) Includes 103,500 shares of Common Stock subject to exercise by Mr. Sparks in connection with non-qualified stock options. Does not include 30,000 shares of Common Stock underlying options which Mr. Sparks does not have the right to acquire within 60 days from the date of this Form 10-KSB.

(3) Includes (i) 260,000 shares of Common Stock held by Sands Brothers & Co., Ltd. ("Sands Brothers"); and (ii) an aggregate of 99,500 shares of Common Stock and 19,500 Redeemable Warrants owned by four private limited partnerships which Mr. Steven B. Sands may be deemed to control. Mr. Steven B. Sands is the brother of Mr. Martin S. Sands.

(4) Includes 80,000 shares of Common Stock beneficially owned by Mr. Holmes' wife. Mr. Holmes disclaims beneficial ownership of all shares owned by his wife.

(5) Does not include 30,000 shares of Common Stock underlying options which Mr. Borek does not have the right to acquire within 60 days from the date of this Form 10-KSB.

(6)    Includes (i) 260,000 shares of Common Stock held by Sands Brothers; and
       (ii) an aggregate of 99,500 shares of Common Stock and 19,500 immediately exercisable Redeemable Warrants owned by four private limited partnerships which Mr. Martin S. Sands may be deemed to control. Mr. Martin S. Sands is the brother of Mr. Steven B. Sands.

(7) Consists of Raymond C. Sparks, John W. Borek, Steven B. Sands, John P. Holmes and Michael S. Smith.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       On June 28, 1993 (the "1993 Closing Date"), the Company consummated a private placement (the "1993 Private Placement") of 20 units with 34 investors, including four investors affiliated with Mr. Steven B. Sands, a Director of the Company, in the aggregate amount of $2 million, each unit consisting of (i) a 7.5% senior secured subordinated note in the principal amount of $90,000 (collectively, the "1993 Notes") and (ii) 20,000 shares of Common Stock at a purchase price of $0.50 per share. To secure the obligations under the 1993 Notes, the Company granted a security interest in substantially all the assets of the Company and pledged the capital stock in each of the Company's subsidiaries in favor of the investors of the 1993 Private Placement. The 1993 Notes were retired from a portion of the net proceeds of the Company's Public Offering and such security interests and pledges were released at such time.

       Sands Brothers & Co., Ltd. ("Sands Brothers") acted as placement agent for the 1993 Private Placement. Mr. Sands is a principal of Sands Brothers. Mr. John P. Holmes, a Director of the Company, is a Managing Director of Sands Brothers. In addition to receiving a ten (10%) percent sales commission ($200,000) and a three (3%) percent expense allowance ($60,000), on the 1993 Closing Date, Sands Brothers received, directly and as nominee for certain of its employees, warrants to purchase 500,000 shares of Common Stock, at an exercise price of $0.50 per share. On the 1993 Closing Date, the closing bid and asked prices for the Common Stock as reported by NASDAQ were $1 13/16 and $2 1/8 per share, respectively. These warrants were exercisable for five years commencing September 27, 1993. On July 28, 1993, Sands Brothers divided 215,000 Placement Agent Warrants among certain of its employees. On the 1993 Closing Date, the Company also agreed to pay Sands Brothers a graduated finder's fee consisting of 5% of the first $1 million of consideration; 4% on the second $1 million; 3% on the third $1 million; 2% on the fourth $1 million; and 1% on the fifth $1 million and above, in the event that Sands Brothers originates a merger, acquisition, joint venture or other transaction to which the Company is a party, which transaction is consummated by June 28, 1996. As of the date of this Annual Report, Sands Brothers has not identified any acquisition candidate for the Company. On the 1993 Closing Date, the Company also granted to Sands Brothers the right of first refusal to underwrite or place any public or private sale of debt or equity securities (excluding sales to employees) of the Company, any subsidiary or successor of the Company or any of the principal shareholders of the Company through June 28, 1996. Sands Brothers waived its right of first refusal with respect to the Public Offering.

       In connection with the 1993 Private Placement, Paul Adams resigned his positions as the Company's President, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Treasurer and Chairman of the Board of Directors, and as an officer and Director of each of the Company's subsidiaries. He was replaced in such capacities by Raymond C. Sparks. The Company and Mr. Adams entered into a one-year employment agreement pursuant to which Mr. Adams served as Manager of Real Estate Operations and received a salary of $50,000 per annum. Such agreement expired on June 28, 1994.

       In order to induce Sands Brothers to proceed with the 1993 Private Placement, on the 1993 Closing Date, the Company and Mr. Paul Adams entered into an affiliate agreement (the "Affiliate Agreement") pertaining to certain transactions and relationships between the Company and Mr. Adams. The Company believes that the transactions contemplated by the Affiliate Agreement were as favorable to the Company as could have been obtained in arms-length negotiated transactions with unaffiliated third parties. Under the Affiliate Agreement, Mr. Adams, among other things, (a) paid to the Company the sum of $129,000, representing full payment for the leasehold improvements for a canceled lease between a subsidiary of the Company and Mr. Adams, (b) granted to the Company a three year option to repurchase 186,500 shares of Common Stock owned by Mr. Adams at an exercise price of $1.00 per share (the "Adams Option"); (c) agreed, under certain circumstances, to repay $83,000 in loans owed to the Company from William Yager, a former officer of the Company, and Penfield Realty Holding Co., Inc., a corporation wholly-owned by Mr. Yager (the "Yager Loans"), which obligation was secured by the delivery by Mr. Adams to the Company of a collateral assignment of mortgage pertaining to certain real property of which Mr. Adams is the mortgagee, up to the sum of $83,000 (the "Collateral Assignment").

       On October 27, 1993, the Company obtained a judgment with respect to the Yager Loans in the amount of $88,597.62 (the "Yager Judgment").
Notwithstanding reasonable legal and collection efforts undertaken by the Company, the judgment remained unsatisfied and the Company accordingly sent notice to Mr. Adams on March 25, 1994. In a series of letters from Mr. Adams and/or his counsel, Mr. Adams claimed that the Company improperly pursued its remedies against Yager and Penfield Realty, and as such, denied his obligation to assume liability for the Yager Loans under the Affiliate Agreement.

       On March 31, 1995, the Company entered into an agreement with Mr. Adams (the "Adams Agreement"), in order to resolve certain disputes with respect to
(i) the Affiliate Agreement (including, without limitation, the payment of the Yager Loans) and (ii) their relationship as landlord and tenant with respect to the premises located at 746-766 Monroe Avenue, Rochester, New York (the "Monroe Avenue Premises"), under a lease dated January 20, 1986, as amended (the "Monroe Avenue Lease").

       Under the terms and conditions provided for in the Adams Agreement, (i) the parties terminated the Affiliate Agreement; (ii) the Company exercised its option with Adams and acquired 186,500 shares of the Company's Common Stock held by Adams at an exercise price of $186,500, which exercise price was offset by the repayment by Adams of $83,000, representing full payment of the Yager Loans, resulting in the net payment from the Company to Adams in the amount of $103,500; (iii) the Collateral Assignment of Mortgage Agreement between the parties dated June 28, 1993, which secured Adams' obligation to repay the Yager Loans was terminated; (iv) the Option to Purchase Real Property Agreement dated June 28, 1993 between the parties, which secured certain of Adams' obligations under the Affiliate Agreement, was terminated; (v) the parties executed a Further Modification Agreement to the Monroe Avenue Lease; (vi) the parties and Lyndon Guaranty Bank of New York, the new mortgagee of the Monroe Avenue Premises, executed a Subordination, Non-Disturbance and Attornment Agreement;
(vii) Adams executed and delivered general releases in favor of the

Company, its board of directors and executive officers and its subsidiaries; and (viii) the Company, its board of directors and executive officers and its subsidiaries executed and delivered general releases in favor of Adams. In addition, the Company assigned the Yager Judgment in favor of Adams.

       In connection with the 1993 Private Placement, Ms. Jessie Lazeroff tendered her resignation as a Director of the Company and its subsidiaries.
Mr. Steven B. Sands was elected to the Board of Directors to fill the vacancy created by Ms. Lazeroff's resignation. Pursuant to an agreement between the Company and Sands Brothers, the Board of Directors of the Company nominated John P. Holmes as the Company's fourth Director. Mr. Holmes was elected to the Board of Directors of the Company at the Company's Annual Meeting of Shareholders on October 29, 1993.

       On March 31, 1994, Sands Brothers exercised all of the Placement Agent Warrants which it held on such date and was issued 285,000 shares of Common Stock. Mr. Holmes held 130,000 Placement Agent Warrants, which he exercised on March 31, 1994 and was issued 130,000 shares of Common Stock. An aggregate of 488,500 Placement Agent Warrants have been exercised since March 31, 1994 by Sands Brothers and certain of its employees. A Registration Statement on Form S-3 covering the 400,000 shares of Common Stock comprising a portion of the 1993 Private Placement units and the 500,000 shares of Common Stock underlying the Placement Agent Warrants was declared effective by the Commission on March 17, 1994.

       On April 28, 1994, the Company consummated a private placement (the "1994 Private Placement") with 37 investors with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company (the "Debentures") due two years from the date of issuance, convertible into shares of the Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share. Sands Brothers acted as placement agent in the sale of the Debentures and received a placement fee of 8% ($96,000) for placing the Debentures plus a 2% non-accountable expense allowance ($24,000).

       The Debentures are expressly senior in right of payment to all Company obligations (but subordinated to the payment of any future bank or institutional indebtedness up to $1 million). The Debentures are redeemable, in whole only, from time to time at the option of the Company at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Debentures may not be redeemed prior to maturity unless, during any period of 20 consecutive trading days ending within 30 days prior to the giving of the notice of redemption, the market price for the Common Stock is at least 125% of the conversion price, or $6.00 per share. The shares of Common Stock issuable upon conversion of the Debentures have been registered pursuant to a registration statement on Form S-3 which was declared effective by the SEC on March 15, 1995 (the "Resale Prospectus").

       In September 1994, the Company issued 100,000 shares of Common Stock and a warrant exercisable for 100,000 shares of Common Stock to Mr. Mark Kalimian. Such 100,000 shares and the shares underlying Mr. Kalimian's warrant are registered under the Resale Prospectus. The Company has entered into an agreement with Mr. Kalimian, a principal shareholder of the Company, whereby in consideration of Mr. Kalimian waiving his registration rights, and agreeing to certain "lock up" provisions requested by H.J. Meyers, the Company reserved a portion of the net proceeds of the Public Offering towards the payment to Mr. Kalimian of any amount by which the net proceeds of the entire 100,000 shares of Common Stock that are actually sold by Mr. Kalimian under the Resale Prospectus are less than $300,000. In January 1996 Mr. Kalimian sold his share and the Company was required to deliver $125,000 to Mr. Kalimian.

       John Borek, an officer and Director of the Company, owed $22,787 to the Company as of January 30, 1994. This advance was non-interest bearing through the year ended January 30, 1994, and during the current fiscal year is bearing interest at the rate of nine (9%) percent per annum. Mr. Borek has agreed to reimburse the Company for such amounts not later than June 30, 1995. Pursuant to Mr. Sparks' June 28, 1993 employment agreement, the Company has advanced $17,522 to Mr. Sparks during the current fiscal year for expenses related to the relocation of Mr. Sparks and his family to the Rochester, New York area.
On April 21, 1995, Mr. Sparks reimbursed the Company for this advance. On March 3, 1994, the Board of Directors of the Company, by unanimous consent, resolved that it would be the policy of the Company not to extend further loans to any officers or Directors of the Company.

       During Fiscal 1996, the Company maintained an oral license arrangement with Canandaigua Books, Inc., a New York corporation whereby Canandaigua Books, Inc. operates under the name "The Village Green Bookstore." Mr. Adams owns a 50% interest in Canandaigua Books, Inc. The Company and Canandaigua Books, Inc. terminated this license in June 1995.

       On March 23, 1995, the Company consummated the Public Offering through H.J. Meyers. Sands Brothers acted as a selected dealer in connection with the Public Offering and received aggregate selling concessions of $52,500.

       On March 21, 1995, the SEC declared effective a Registration Statement on Form S-3 containing a "market making" prospectus. This prospectus may be used by Sands Brothers in connection with offers and sales in market-making transactions in the Common Stock and Redeemable Warrants of the Company. Sands Brothers may act as a principal or agent in such transactions. Sands Brothers has no obligation to make a market in the Common Stock and Redeemable Warrants and may discontinue its market-making activities at any time without notice, in its sole discretion.

       Officers, Directors and holders of five percent or more of the Company's outstanding capital stock have agreed that they will not sell any shares owned by them (or subsequently acquired under any option, warrant or convertible security owned prior to the Public Offering) for periods ranging from 45 days to eighteen months from March 15, 1995, without H.J. Meyers' prior written consent, PROVIDED, HOWEVER, that certain limited partnerships affiliated with Steven B. Sands, a Director of the Company, are not subject to any such restrictions.

       All future transactions and/or loans between the Company and its officers, Directors and 5% shareholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

     Attached hereto are the Company's Financial Statements including Consolidated Balance Sheets as of January 28, 1996 and January 29, 1995 and the related Statements of Operations, stockholders equity and cash flows for the twelve (12) months ended January 28, 1996 and January 29, 1995, respectively. The Financial Statements are deemed a part of this 10-KSB.


Exhibit
Number                     Description
- -------                    -----------

3.1           Certificate of Incorporation. [Incorporated by reference to
              Exhibit 2(a) to the Company's Registration Statement on Form S-18 (File No. 33-4560-NY) (the "S-18 Registration Statement")].

3.2 Certificate of Amendment as filed by the Secretary of the State of New York on February 20, 1986. [Incorporated by reference to
              Exhibit 2(b) to the Company's S-18 Registration Statement].

3.3 Revised Certificate of Amendment as filed by the Secretary of the State of New York on March 31, 1986. [Incorporated by reference to Exhibit 2(c) to the Company's S-18 Registration Statement].

3.4           Certificate of Amendment to the Certificate of Incorporation.
              [Incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended January 31, 1993].

3.5 Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of New York on November 12, 1993. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended January 30, 1994 ("1994 10KSB")].

3.6 Certificate of Amendment to the Certificate of Incorporation filed by the Secretary of State of the State of New York on January 3, 1995. [Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 (File No.
              33-88376) (the "SB-2 Registration Statement")].

3.7 By-Laws of Registrant. [Incorporated by reference to Exhibit 2(d) to the Company's S-18 Registration Statement].

3.8           Amendment to Article II, Section 4 of the By-Laws of Registrant.
              [Incorporated by reference to Exhibit 3.5 of the SB-2 Registration Statement].

4.1 Form of Common Stock certificate of the Company. [Incorporated by reference to Exhibit 3(a) to the Company's S-18 Registration Statement].

4.2 Form of Note issued to investors in the Company's 1993 Private Placement [Incorporated by reference to Exhibit 4.2 to the Company's 1994 10KSB].

4.3 Form of Debenture issued to investors in the Company's 1994 Private Placement. [Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated April 28, 1994].

4.4           Form of Redeemable Warrant.  [Incorporated by reference to
              Exhibit 4.4 of the SB-2 Registration Statement].

4.5 Form of Thomas James Associates, Inc. Warrant. [Incorporated by reference to Exhibit 4.5 of the SB-2 Registration Statement].

10.1 Lease dated January 24, 1986 between Paul Adams, as Landlord, and the Company as Tenant, together with modifications dated January 10, 1986 and May 7, 1986 (Buffalo). [Incorporated by reference to Exhibit 10(a) to the Company's S-18 Registration Statement].

10.2 Lease dated September 16, 1985 between Paul Adams as Landlord and Buffalo Books, Inc. as Tenant, together with modifications dated January 10, 1986 and May 7, 1986 (Buffalo). [Incorporated by reference to Exhibit 10(b) to the Company's S-18 Registration Statement].

10.3 Buy-Out Agreement for Buffalo Books, Inc. between Paul Adams and the Company. [Incorporated by reference to Exhibit 10(e) to the Company's S-18 Registration Statement].

10.4          Documents evidencing loan arrangement between Buffalo Books, Inc.
              and Marine Midland Bank, N.A., including the following:

              Marine Midland letter dated May 8, 1986 verifying existence and basic terms of credit arrangement, as well as status as of January 31, 1986 and April 30, 1986;

              Security Agreements dated February 12, 1986 covering the Inventory, Equipment and Accounts of Buffalo Books, Inc.;

              Unlimited Continuing Guaranties of the indebtedness of Buffalo Books, Inc. to Marine Midland, given by the Company and Paul Adams on February 1, 1986;

              Collateral Security Mortgage covering Rochester property, granted January 24, 1986 by Paul Adams to Marine Midland Bank, N.A.

              [Incorporated by reference to Exhibit 10(f) to the Company's S-18 Registration Statement].

10.5 Note Receivable due to The Village Green Bookstore, Inc. from Paul Adams, dated April 30, 1993. [Incorporated by reference to
              Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended January 31, 1993].

10.6 Agreement between The Village Green Bookstore, Inc. and Paul Adams, relating to the note referenced in Exhibit 10.4, dated April 30, 1993. [Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended January 31, 1993].

10.7          Employment Agreement between The Village Green Bookstore, Inc.
              and Raymond Sparks dated June 28, 1993. [Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K dated July 7, 1993].

10.8          Employment Agreement between The Village Green Bookstore, Inc.
              and Paul Adams dated June 28, 1993. [Incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K dated July 7, 1993].

10.9          Employment Agreement between The Village Green Bookstore, Inc.
              and John Borek dated June 28, 1993. [Incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K dated July 7, 1993].

10.10         Affiliate Agreement between The Village Green Bookstore, Inc.
              and Paul Adams dated June 28, 1993. [Incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K dated July 7, 1993].

10.11 Lease Agreement dated September 25, 1993, between the Company and Marcia M. Chapman, concerning premises of Doylestown, Pennsylvania store. [Incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-3 (File No. 33-73318), filed with the SEC on March 9, 1994].

10.12 Lease Agreement dated August 25, 1993, between Wilkes-Barre Books, Inc., d/b/a Village Green Bookstore and Five Star Realty Corporation, concerning premises of Edwardsville, Pennsylvania store. [Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-3 (File No. 33-73318)].

10.13 1987 Incentive Stock Option Plan. [Incorporated by reference to the Company's Definitive Proxy Statement, dated April, 1987].

10.14 1993 Stock Option Plan. [Incorporated by reference to the Company's Definitive Proxy Statement, dated September 28, 1993].

10.15 Lease Agreement dated September 23, 1993, between the Company and U.S. Realty Company, concerning premises of new corporate offices at 1357 Monroe Avenue, Rochester, New York. [Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the year ended January 30, 1994].

10.16 Lease Agreement dated March 1994, between the Company and Park Plaza Limited Partnership, concerning premises of Scranton, Pennsylvania store. [Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-KSB for the year ended January 30, 1994].

10.17 Modification and Extension of Lease Agreement with Paul Adams dated June 17, 1994. [Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K for the event reported on June 17, 1994].

10.18 Form of Lease Agreement with Glen Eagle Center Limited Partnership. [Incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K for the event reported on August 17, 1994].

10.19         Form of Lease Agreement with Willett Properties, L.P.
              [Incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K for the event reported on October 12, 1994].

10.20 Lease Agreement dated December 1994, between the Company and Daniel R. Neducsin, concerning premises of Philadelphia, Pennsylvania store. [Incorporated by reference to Exhibit 10.19 of the SB-2 Registration Statement].

10.21         Letter Agreement with Mark Kalimian, dated January 10, 1995.
              [Incorporated by reference to Exhibit 10.20 of the SB-2 Registration Statement].

10.22 Form of Merger and Acquisition Agreement with Thomas James Associates, Inc. [Incorporated by reference to Exhibit 10.21 of the SB-2 Registration Statement].

10.23 Form of Financial Consulting Agreement with Thomas James Associates, Inc. [Incorporated by reference to Exhibit 10.22 of the SB-2 Registration Statement].

10.24 Amendment to Article V of 1993 Stock Option Plan. [Incorporated by reference to Exhibit 10.23 of the SB-2 Registration Statement].

10.25 Agreement between the Company and Paul Adams dated March 31, 1995. [Incorporated by reference to Exhibit 10.24 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.26 Termination of Collateral Assignment Agreement between the Company and Paul Adams dated March 31, 1995. [Incorporated by reference to Exhibit 10.25 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.27 Further Lease Modification Agreement between the Company and Paul Adams dated March 31, 1995. [Incorporated by reference to
              Exhibit 10.26 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.28 Termination of Option to Purchase Real Property between the Company and Paul Adams dated March 31, 1995. [Incorporated by reference to Exhibit 10.27 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.29 Subordination, Non-Disturbance and Attornment Agreement among the Company, Paul Adams and Lyndon Guaranty Bank of New York, dated March 31, 1995. [Incorporated by reference to Exhibit 10.28 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.30 General Releases of Adams in favor of the Company, its board of directors and executive officers and its subsidiaries and General Releases of the Company, its board of directors and executive officers and its subsidiaries executed and delivered general releases in favor of Adams, each dated March 31, 1995. [Incorporated by reference to Exhibit 10.29 of the Company's Current Report on Form 8-K, dated March 31, 1995].

10.31 Amendment to 1987 Incentive Stock Option Plan. [Incorporated by reference to the Company's Definitive Proxy Statement, dated June 25, 1990].


11            Statement re: Computation of Per Share Earnings

16.1 Letter from Michael F. Cronin, C.P.A., change in certifying accountant. [Incorporated by reference to Exhibit 16.1 to the Company's Current Report on Form 8-K, dated September 8, 1993].

22 List of Subsidiaries of the Company. [Incorporated by reference to Exhibit 22 of SB-2 Registration Statement].

(b)  REPORTS ON FORM 8-K

       During the last quarter of Fiscal 1996, the Company did not file any Reports on Form 8-K.

                                   Signatures

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        THE VILLAGE GREEN BOOKSTORE, INC.




Dated:        May 13, 1996               By:  /s/ Raymond C. Sparks
                                              -------------------------------
                                                  Raymond C. Sparks, President


       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          Signature                                      Title                                  Date
 /s/Raymond C. Sparks                Chairman of the Board, President, Chief              May 13, 1996
 ---------------------------         Executive Officer, Chief Financial Officer,
    Raymond C. Sparks                Chief Operating Officer, Principal
                                     Accounting Officer and Treasurer

 /s/John W. Borek                    Vice President of Marketing and Merchandise,         May 13, 1996
 ---------------------------         Secretary and Director
    John W. Borek

 /s/Steven B. Sands                  Director                                             May 13, 1996
 ---------------------------
    Steven B. Sands

 /s/John P. Holmes                   Director                                             May 13, 1996
 ---------------------------
    John P. Holmes

 /s/Michael S. Smith                 Director                                             May 13, 1996
 ---------------------------
    Michael S. Smith