Form 10QSB
period 1996-04-28
VILLAGE GREEN BOOKSTORE INC
filed 1996-06-12
CIK 791731

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                 F O R M 10-QSB


    [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               for the quarterly period ended April 28, 1996

                                       OR

    [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               for the transition period from        to
                                             -------    ------

                         Commission file number 0-00167

                        THE VILLAGE GREEN BOOKSTORE, INC.
- --------------------------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


           New York                                              16-1181167
 ------------------------------                                 ------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                                 I.D. number)


                               1357 Monroe Avenue
                            Rochester, New York 14618
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (716) 442-1151
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
   ---------   --------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of April 28, 1996 was 3,741,255.

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION
                                                                                                      Page
                                                                                                      ----
          Item 1.  Financial Statements

                   Consolidated Statement of Operations
                   for the three months ended
                   April 28, 1996 and April 30, 1995....................................................3

                   Consolidated Balance Sheets as of
                   April 28, 1996 and January 28, 1996..................................................4

                   Consolidated Statement of Cash Flows for the
                   three months ended April 28, 1996 and
                   April 30, 1995 ......................................................................6

                   Notes to Financial Statements........................................................7

          Item 2.  Management's Discussion and Analysis of
                   Financial Conditions and Results of Operations.......................................9

PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings...................................................................12

          Item 3.  Defaults Upon Senior Securities.....................................................12

          Item 6.  Exhibits and Reports on Form 8-K....................................................12

          Index to Exhibits............................................................................14

          Exhibit 11...................................................................................15

ITEM 1.    FINANCIAL STATEMENTS.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED

                        APRIL 28, 1996 AND APRIL 30, 1995


                                                               APRIL 28, 1996             APRIL 30, 1995
                                                             ------------------         ------------------

Net Sales                                                      $    2,597,470             $    2,423,148

Cost of Goods Sold                                                  1,661,988                  1,502,375
                                                             ------------------         ------------------

Gross Profit                                                   $      935,482             $      920,773

Selling, General, and
  Administrative Expenses                                           1,356,245                  1,002,922
                                                             ------------------         ------------------

Loss from Operations                                           $     (420,763)            $      (82,149)

Other Income (Expense)

  Interest Expense                                                    (21,000)                   (36,759)

  Amortization of Offering Costs                                      (23,781)                  (100,155)

  Other Income                                                          5,505                     17,428
                                                                                        ------------------

Total Other Income (Expense)                                   $      (39,276)            $     (119,486)
                                                             ------------------         ------------------

Loss before Income taxes                                       $     (460,039)            $     (201,635)

Income Tax                                                                  0                       (600)
                                                             ------------------         ------------------

Net Loss                                                       $     (460,039)            $     (202,235)
                                                             ==================         ==================

Per Share Amounts Net Loss                                     $       (0.12)             $        (0.08)
                                                             ==================         ==================




See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       APRIL 28, 1996 AND JANUARY 28, 1996

                                     ASSETS


CURRENT ASSETS                                            APRIL 28, 1996           JANUARY 28, 1996
- -----------------------------------------------        -------------------        -------------------

Cash and Cash Equivalents                                $        12,338            $       383,918

Receivables                                                      130,654                    130,974

  Merchandise Inventories                                      5,447,016                  6,306,808

Prepaid Expenses                                                 253,102                    290,141
                                                       -------------------        -------------------

Total Current Assets                                     $     5,843,110            $     7,111,841

Property & Equipment, net of
  Accumulated Depreciation                                     1,896,562                  1,933,838

Other Assets                                                     162,803                    161,585
                                                       -------------------        -------------------

Total Assets                                             $     7,902,475            $     9,207,264
                                                       ===================        ===================

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       APRIL 28, 1996 AND JANUARY 28, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES                                    APRIL 28, 1996             JANUARY 28, 1996
- ---------------------------------------------       -------------------        --------------------

Accounts Payable                                      $     2,637,554            $      3,348,472

Current Portion of Debt                                     1,216,214                   1,231,227

Accrued Payroll Expense                                        79,608                      77,565

Accrued Taxes Payable                                          69,035                      81,442

Other Current Liabilities                                     329,903                     468,115
                                                    -------------------        --------------------

Total Current Liabilities                             $     4,332,314            $      5,190,991

Long-Term Debt                                                 13,965                      13,965



STOCKHOLDERS' EQUITY
- ---------------------------------------------
Common Stock, $.001 par
  Authorized 10,000,000 shares
  Issued 3,741,355 shares and 3,741,255
  shares at April 28, 1996 and January
  28, 1996, respectively
  Outstanding, 3,741,255 shares and
  1,710,880 shares at April 30, 1995 and
  January 29, 1995, respectively                                3,742                       3,741

Additional Paid-In Capital                                  8,117,453                   8,117,154

Retained Deficit                                           (4,564,999)                 (4,118,587)
                                                    -------------------        --------------------

Total Stockholders' Equity                            $     3,556,196            $      4,002,308
                                                    -------------------        --------------------

Total Liabilities and Stockholders' Equity            $     7,902,475            $      9,207,264
                                                    ===================        ====================



See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                QUARTERS ENDED APRIL 28, 1996 AND APRIL 30, 1995



OPERATING ACTIVITIES                                              APRIL 28, 1996           APRIL 30, 1995
- ---------------------------------------------------------       -----------------        ------------------
Net Loss                                                          $    (460,039)           $     (202,235)
Adjustments to reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Depreciation                                                          107,046                    63,798
  Amortized Debt Offering Costs                                          23,781                   100,155
Changes in Operating Assets and Liabilities:
  Accounts Receivable                                                    (1,525)                    6,474
  Inventory and Prepaid Expenses                                        896,831                  (497,245)
  Accounts Payable and Accrued Expenses                                (859,494)                 (948,853)
                                                                -----------------        ------------------
Net Cash Used In Operating Activities                                  (293,400)               (1,477,906)
Investing Activities:
  Purchase of Property and Equipment                                    (40,312)                 (193,743)
  Notes Receivable                                                            0                    68,000
                                                                -----------------        ------------------
Net Cash Used In Investing Activities                                   (40,312)                 (125,743)
Financing Activities:
  Payments on Credit Lines, Long-Term Debt and
  Capital Lease Obligations                                             (15,013)               (1,814,976)
  Debt Issuance Costs                                                   (25,000)                        0
  Stock Offering Costs                                                        0                (1,278,920)
  Proceeds from Issuance of Common Stock                                    300                 6,650,325
  Purchase of Treasury Stock                                                  0                  (186,500)
  Proceeds from Borrowings                                                    0                         0
  Cash from (Payments to) Officers                                        1,845                    15,263
                                                                -----------------        ------------------
Net Cash Provided by (Used In) Financing
Activities                                                              (37,868)                3,385,192
                                                                -----------------        ------------------
Net Change In Cash                                                     (371,580)                1,781,543
Balance at Beginning of Year                                            383,918                   519,470
                                                                -----------------        ------------------
Cash Balance at End of Period                                     $      12,338            $    2,301,013
                                                                =================        ==================


See Notes to Consolidated Financial Statements

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheet as of April 28, 1996 and the consolidated statements of income for the three months ended April 28, 1996 and April 30, 1995, the consolidated statements of changes in financial position for the three months ended April 30, 1995 and May 1, 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended April 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal period ending January 28, 1997, as the Company's sales volume is seasonal.

Note 2. On April 28, 1994, the Company consummated a private placement with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share.

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

                      The Debentures became due and payable on April 28, 1996
               and the Company is currently negotiating an extension of the maturity date with the holders of the Debentures.

Note 3. On March 23, 1995, the Company consummated a public offering of 2,000,000 Units through Thomas James Associates, Inc. as Representative of the Underwriters. Each Unit consists of one share of the Company's Common Stock, par value $.001 per share and one Redeemable Common Stock Purchase Warrant. The public offering price of the Units was $3.00 per Unit. The net proceeds of the public offering was approximatelY $4.7 million, giving effect to expenses related to the offering.

Note 4. On April 30, 1995, the Company received net proceeds of approximately $569,000 pursuant to the Underwriting Agreement signed in relation to the transaction described in Note 4. The proceeds were received through the partial exercise of the over-allotment option.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW
- --------

        The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within many of the Company's existing markets. As a result of these competitive conditions, the Company closed two stores during the first quarter of 1996 and two more stores subsequent to the first quarter of 1996. The Company has altered its strategic objectives to address these competitive conditions by introducing the Kideology(TM) retail concept. The Company's strategic objective is to continue to operate retail bookstores in the areas in which it currently competes while adding additional Kideology(TM) stores in new and existing locations. The Company recently entered into a letter of intent with GBFC, Inc., a finance company ("GBFC"). GBFC had been discussing with the Company, subject to further due diligence investigation, the possibility of lending up to $2 million to the Company pursuant to a Secured Revolving Credit Facility. GBFC advised the Company on June 10, 1996 that GBFC would not be pursuing a lending relationship. On or about May 28, 1996, the Company forwarded interest payments to the holders of its $1.2 million subordinated debentures (the "Debentures"). The outstanding principal under the Debentures became due and payable on April 28, 1996 and to date, the Company has not repaid the outstanding principal amount on the Debentures. The Company is currently negotiating an extension of the maturity date for the Debentures and is pursuing other financing alternatives in order to repay such outstanding indebtedness. No assurances can be given that the Company will be successful in obtaining financing from other sources or that the Company will be successful in implementing its new business strategy or Kideology(TM) retail concept.


FINANCIAL POSITION
- ------------------

     Cash and cash equivalents amounted to $12,338 at April 28, 1996 as compared to $383,918 at January 28, 1996. Cash decreased as a result of reduction of accounts payable due to payments made primarily to vendors and increased operating costs. Inventories decreased by $859,792 from $6,306,808 at January 28, 1996 to $447,016 at April 28, 1996 primarily as a result of the closing of two stores. Prepaid expenses decreased by $37,039 as a result of the closing of the Glen Mills store. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $148,576 from $627,122 at January 28, 1996 to $478,546 at April 28, 1996.

2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW
- --------

        The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within many of the Company's existing markets. As a result of these competitive conditions, the Company closed two stores during the first quarter of 1996 and two more stores subsequent to the first quarter of 1996. The Company has altered its strategic objectives to address these competitive conditions by introducing the Kideology(TM) retail concept. The Company's strategic objective is to continue to operate retail bookstores in the areas in which it currently competes while adding additional Kideology(TM) stores in new and existing locations. The Company recently entered into a letter of intent with GBFC, Inc., a finance company ("GBFC"). GBFC had been discussing with the Company, subject to further due diligence investigation, the possibility of lending up to $2 million to the Company pursuant to a Secured Revolving Credit Facility. GBFC advised the Company on June 10, 1996 that GBFC would not be pursuing a lending relationship. On or about May 28, 1996, the Company forwarded interest payments to the holders of its $1.2 million subordinated debentures (the "Debentures"). The outstanding principal under the Debentures became due and payable on April 28, 1996 and to date, the Company has not repaid the outstanding principal amount on the Debentures. The Company is currently negotiating an extension of the maturity date for the Debentures and is pursuing other financing alternatives in order to repay such outstanding indebtedness. No assurances can be given that the Company will be successful in obtaining financing from other sources or that the Company will be successful in implementing its new business strategy or Kideology(TM) retail concept.


FINANCIAL POSITION
- ------------------

     Cash and cash equivalents amounted to $12,338 at April 28, 1996 as compared to $383,918 at January 28, 1996. Cash decreased as a result of reduction of accounts payable due to payments made primarily to vendors and increased operating costs. Inventories decreased by $859,792 from $6,306,808 at January 28, 1996 to $5,447,016 at April 28, 1996 primarily as a result of the closing of two stores. Prepaid expenses decreased by $37,039 as a result of the closing of the Glen Mills store. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $148,576 from $627,122 at January 28, 1996 to $478,546 at April 28, 1996.

RESULTS OF OPERATIONS
- ---------------------

                                                                                           QUARTER ENDED
                                                                   -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                             APRIL 28, 1996                    APRIL 30, 1995
- -----------------------------------------------------------        ---------------------------       ---------------------------
Net Sales                                                                                              $             2,423,148
As a Percentage of Net Sales:                                                    100%                               100%
Same Stores                                                                             83.5                              91.6
New Stores                                                                              11.2                                 0
Closed Stores                                                                            5.3                               8.4
                                                                   ---------------------------       ---------------------------
Total Net Sales                                                                        100.0                             100.0
Cost of Sales                                                                           64.0                              62.0
                                                                   ---------------------------       ---------------------------
Gross Profit                                                                            36.0                              38.0
Selling, General and Administrative
Expenses                                                                                52.2                              41.4
                                                                   ---------------------------       ---------------------------
Income from Operations                                                                 (16.2)                             (3.4)
Net Income                                                                             (17.7)                             (8.4)
                                                                   ===========================       ===========================


     Net sales for the three months ended April 28, 1996 were $2,597,470 as compared with $2,423,148 for the three months ended April 30, 1995, an increase of 7.2%. Comparable store sales decreased by 2.3% for the corresponding period.

     Gross profit margin for the three months ending April 28, 1996 was 36.0% as compared to 38.0% for the same period last year. In absolute dollars, gross profit increased from $920,773 for the three months ended April 30, 1995 to $935,432 for the three months ended April 28, 1996. The increase in absolute gross profit dollars of $14,709 resulted from increased sales volume during the current fiscal year.

     Selling, general, and administrative expenses for the three months ended April 28, 1996 increased by $353,323 or 35.2%. The increase is attributable to the operation of four additional stores during the first quarter ended April
28, 1996 with two stores closing and costs associated with store closures. The closing and non-cash components accounted for $184,318 of such expense.
On a same store basis, selling, general and administrative expenses increased by approximately $33,679. The Company is continuing to make concerted efforts to reduce its operating costs.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

               Working capital was $1,510,796 at April 28, 1996, as compared to $1,920,950 as of January 28, 1996. The Company's auditors have stated that there is substantial doubt about the Company's ability to continue as a going concern. Competitive conditions have adversely affected the Company's liquidity. The Company is currently negotiating an extension of the maturity date for its Debentures. The Company had been negotiating for a $2 million line of credit with GBFC, Inc., a finance company. On June 10, 1996, the Company was advised by GBFC that GBFC would not be pursuing a lending relationship. The Company is currently pursuing other avenues of financing although no assurances can be given that it will be successful in raising additional capital.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.        LEGAL PROCEEDINGS.

               The Company recently received a Complaint from Glen Eagle Center in connection with the closing of one of its stores. Glen Eagle is claiming $20,000 in lost rents and consequential damages. The Company has counterclaimed for breach of the lease by Glen Eagle and intends to vigorously defend such claims.

ITEM 3.        DEFAULT IN SENIOR SECURITIES.

               As mentioned in the Management's Discussion and Analysis of Financial Condition and results of operations, the Company is currently negotiating for an extension of the maturity date of its Debentures which became due and payable on April 28, 1996.

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.

               (a) Exhibits.
                   ---------

                      Exhibit 11

               (b) Reports on Form 8-K.
                   --------------------

                      None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          THE VILLAGE GREEN BOOKSTORE, INC.


Dated:  June 12, 1996                     BY:  /s/ Raymond Sparks
                                              -------------------------------
                                                 Raymond Sparks,
                                                 President
                                                 Treasurer
                                                 Chief Operating Officer
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                                                                       Page
Number                                                                                                       Number
- ------                                                                                                       ------
  11           Computation of Earnings per Common Share........................................................16