Form 10QSB
period 1996-07-28
VILLAGE GREEN BOOKSTORE INC
filed 1996-09-16
CIK 791731

                                 UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549


                                F O R M  10-QSB


    [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended July 28, 1996

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

           for the transition period from ______ to ______

                         Commission file number 0-00167

                      THE VILLAGE GREEN BOOKSTORE, INC.
      -----------------------------------------------------------------
      (Exact name of Small Business Issuer as specified in its charter)


           New York                               16-1181167
- -------------------------------                ---------------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                  I.D. number)


                               1357 Monroe Avenue
                          Rochester, New York 14618
                  ----------------------------------------
                  (Address of principal executive offices)


                                 (716) 442-1151
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ___      ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of July 28, 1996 was 3,741,355.

                      THE VILLAGE GREEN BOOKSTORE, INC.
                      ---------------------------------

                                      INDEX
PART I.       FINANCIAL INFORMATION
                                                                                                Page
       Item         Financial Statements
                    Consolidated Statement of Operations
                    for the three and six months ended July 28,
                    1996 and July 30, 1995  . . . . . . . . . . . . . . . . . . . . . .. . . . .  3

                    Consolidated Balance Sheets as of
                    July 28, 1996 and January 28, 1996  . . . . . . . . . . . . . . . .. . . . .  4

                    Consolidated Statement of Cash Flows for the
                    six months ended July 28, 1996 and
                    July 30, 1995   . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .  6

                    Notes to Financial Statements   . . . . . . . . . . . . . . . . . .. . . . .  7

       Item 2.      Management's Discussion and Analysis
                    of Financial Conditions and
                    Results of Operations   . . . . . . . . . . . . . . . . . . . . . .. . . . .  9

PART II.      OTHER INFORMATION

       Item 1.      Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 12

       Item 2.      Changes in Securities   . . . . . . . . . . . . . . . . . . . . . .. . . .  n/a

       Item 3.      Defaults Upon Senior Securities   . . . . . . . . . . . . . . . . .. . . . . 12

       Item 4.      Submission of Matter of a Vote of
                    Security Holders  . . . . . . . . . . . . . . . . . . . . . . . . .. . . .  n/a

       Item 5.      Other Information   . . . . . . . . . . . . . . . . . . . . . . . .. . . .  n/a

       Item 6.      Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . .. . . . . 12

       Index to Exhibits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . 14

ITEM 1.       FINANCIAL STATEMENTS.

                                        THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                                              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                FOR THE THREE AND SIX MONTHS ENDED

                                                 JULY 28, 1996 AND JULY 30, 1995

                                      Three Months Ended          Six Months Ended
                                     July 28,      July 30,     July 28,     July 30,
                                       1996          1995         1996         1995
                                   -----------   -----------  -----------  -----------
Net Sales                          $ 1,960,478   $ 2,554,002  $ 4,557,948  $ 4,977,150

Cost of Goods Sold                   1,239,139     1,586,838    2,901,128    3,089,214
                                   ------------  ------------ ------------ ------------

Gross Profit                       $   721,339   $   967,164  $ 1,656,820  $ 1,887,936

Selling, General, and
 Administrative Expenses             1,018,740     1,114,627    2,374,985    2,117,549
                                   ------------  ------------ ------------ ------------

Loss from Operations               $  (297,401)  $  (147,463) $  (718,165) $  (229,613)

Other Income (Expense)
  Interest Expense                     (27,000)      (25,704)     (48,000)     (62,464)
  Amortization of Offering Costs             0       (23,781)     (23,781)    (123,937)
  Other Income                           2,641        28,034        8,146       45,462
  Restructuring Costs (Note 5)        (342,760)            0     (342,760)           0
                                   ------------  ------------ ------------ ------------

Total Other Income (Expense)       $  (367,119)  $   (21,451) $  (406,395) $  (140,939)
                                   ------------  ------------ ------------ ------------

Loss before Income taxes           $  (664,520)  $  (168,914) $(1,124,560) $  (370,552)

Income Tax                                (507)         (250)        (507)        (850)
                                   ------------  ------------ ------------ ------------

Net Loss                           $  (665,027)  $  (169,164) $(1,125,067) $  (371,402)
                                   ============  ============ ============ ============


Per Share Amounts
  Net Loss                         $     (0.18)  $     (0.05) $     (0.30) $     (0.12)
                                   ============  ============ ============ ============

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       JULY 28, 1996 AND JANUARY 28, 1996

                                     ASSETS

                                           July 28,        January 28,
Current Assets                               1996             1996
- --------------                           -----------       -----------
Cash and Cash Equivalents               $    24,235       $   383,918
Receivables                                 132,845           130,974
Merchandise Inventories                   4,511,612         6,306,808
Prepaid Expenses                            215,294           290,141
                                        -----------       -----------

Total Current Assets                    $ 4,883,986       $ 7,111,841

Property & Equipment, net
   of Accumulated Depreciation            1,669,488         1,933,838

Other Assets                                 82,259           161,585
                                        -----------       -----------

Total Assets                            $ 6,635,733       $ 9,207,264
                                        ===========       ===========


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       JULY 28, 1996 AND JANUARY 28, 1996

                      LIABILITIES AND STOCKHOLDERS EQUITY
                      -----------------------------------

                                           July 28,        January 28,
Current Liabilities                          1996              1996
- -------------------                      -----------       -----------
Accounts Payable                         $ 2,004,888       $ 3,332,642
Current Portion of Debt                    1,207,205         1,231,227
Accrued Payroll Expense                       45,047            77,565
Accrued Taxes Payable                         47,149            81,442
Other Current Liabilities                    426,311           468,115
                                          ----------        ----------

Total Current Liabilities                $ 3,730,600       $ 5,190,991
Long-Term Debt                                13,965            13,965

Stockholders' Equity
- --------------------

Common Stock, $.001 par
 Authorized 10,000,000 shares
 Issued and Outstanding
  3,741,255 shares  at
  July 28, 1996 and January 28,
  1996, respectively                           3,741             3,741

 Additional Paid-In Capital                8,117,454         8,117,154
 Retained Deficit                         (5,230,027)       (4,118,587)
                                         -----------       -----------

Total Stockholders' Equity               $ 2,891,168       $ 4,002,308
                                         -----------       -----------

Total Liabilities and
  Stockholders' Equity                   $ 6,635,733       $ 9,207,264
                                         ===========       ===========


See Notes to Consolidated Financial Statements

              THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

           FOR THE SIX MONTHS ENDED JULY 28, 1996 AND JULY 30, 1995

                                                             Six Months Ended
                                                         July 28,        July 30,
                                                          1996            1995
                                                       -----------     -----------
Operating Activities:
   Net Loss                                           $(1,125,067)   $  (371,402)
   Adjustments to reconcile Net Loss
    to Net Cash Used in Operating Activities:
     Depreciation                                         194,980        129,273
     Amortized Debt Offering Costs                         23,781        123,937
     Restructuring Costs                                  342,760              0
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   (1,871)         2,258
     Inventory and Prepaid Expenses                     1,870,043     (1,062,085)
     Accounts Payable and Accrued Expenses             (1,572,161)    (1,200,388)
                                                      -----------    -----------

 Net Cash Used In Operating Activities                $  (267,535)   $(2,378,407)

Investing Activities:
   Purchase of Property and Equipment                     (62,124)      (397,536)
   Notes Receivable                                             0         68,000
   Security Deposits                                       (6,302)             0
                                                      -----------    -----------

Net Cash Used In Investing Activities                 $   (68,426)   $  (329,536)

Financing Activities:
   Payments on Credit Lines, Long-Term
    Debt and Capital Lease Obligations                    (24,022)    (1,817,983)
   Stock Offering Costs                                         0     (1,286,280)
   Proceeds from Issuance of Common Stock                     300      6,650,325
   Purchase of Treasury Stock                                   0       (186,500)
   Proceeds from Borrowings                                     0              0
   Cash from (Payments to) Officers                             0         14,793
                                                      -----------    -----------

 Net Cash Provided by (Used In)
  Financing Activities                                $   (23,722)   $ 3,374,355
                                                      -----------    -----------

Net Change In Cash                                       (359,683)       666,412
Balance at Beginning of Year                              383,918        519,470
                                                      -----------    -----------
Cash Balance at End of Period                         $    24,235    $ 1,185,882
                                                      ===========    ===========



See Notes to Consolidated Financial Statements

                      THE VILLAGE GREEN BOOKSTORE, INC.
                      --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheet as of July 28, 1996 and the consolidated statements of income for the three and six months ended July 28, 1996 and July 30, 1995, the consolidated statements of cash flows for the six months ended July 28, 1996 and July 30, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended July 28, 1996 are not necessarily indicative of the results that may be expected for the fiscal period ending January 27, 1997, as the Company's sales volume is seasonal.

Note 2. On April 28, 1994, the Company consummated a private placement with respect to an aggregate of $1.2 million Principal Amount 7% Convertible Senior Subordinated Debentures of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share. The Debentures became due and payable on April 28, 1996 and to date the outstanding principal amount of $1.2 Million has not been repaid.

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

                 Costs associated with this debt, totalling $190,250, have been included in Deferred Debt Issuance Costs and have been amortized over the life of the debt, which is two years.

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

Note 4. On April 30, 1995, the Company received net proceeds of approximately $569,000 pursuant to the Underwriting Agreement signed in relation to the transaction described in Note 3. The proceeds were received through the partial exercise of the over-allotment option.

Note 5. On July 28, 1996, the Company expensed against earnings a restructuring charge of $342,760. The restructuring charge represents provisions for lease settlement and leasehold improvements in connection with the early termination of three leases which occurred during the second quarter and at the beginning of the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW
- --------

                 The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within many of the Company's existing markets. As a result of these competitive conditions, the Company closed two stores during the second quarter of 1996 and one more store subsequent to the second quarter of 1996. The Company has altered its strategic objectives to address these competitive conditions by introducing the Kideology(TM) retail concept. The Company's strategic objective is to continue to operate retail bookstores in the areas in which it currently competes while maintaining Kideology(TM) stores in existing locations. The outstanding principal under the Company's 7% Convertible Senior Subordinated Debentures became due and payable on April 28, 1996 and to date, the Company has not repaid the outstanding principal amount on the Debentures. The Company is currently negotiating an extension of the maturity date for the Debentures and is pursuing other financing alternatives in order to repay the principal amount owed on the Debentures. In that regard, on August 14, 1996,the Company announced that it had entered into a letter of intent with VGBS Acquisition Corp. ("VGBS") for the purchase of 2,400,000 shares of Common Stock of the Company for $300,000 in cash and assumption of $900,000 of principal amount due under the Company's 7% Convertible Senior Subordinated Debentures. VGBS is an affiliate of H.J. Meyers & Co., Inc., one of the Company's market makers and the Underwriter of the Company's 1995 public offering. Upon approval of the repayment plan by Debentureholders additional payments will be made in quarterly installments of $300,000 beginning in November 1996 and ending in May 1997. The Company's principal stockholders will enter into a Voting Agreement with VGBS. Additionally, the Company will enter into a one year financial consulting agreement with Bright Capital Group, LLC, for which Bright will be paid $100,000. The Company is currently negotiating a definitive agreement with VGBS. The Company is also negotiating a short-term borrowing arrangement for up to $500,000 for working capital which it anticipated utilizing for inventory build up during the fourth quarter. No assurances can be given that the Company will be successful in obtaining financing from VGBS or other sources or that the Company will be successful in implementing its new business strategy or the Kideology(TM) retail concept.

FINANCIAL POSITION
- ------------------

                 Cash and cash equivalents amounted to $24,235 at July 28, 1996 as compared to $383,918 at January 28, 1996. Cash decreased as a result of reduction of accounts payable due to payments made primarily to vendors and increased operating costs. Inventories decreased by $1,795,196 from $6,306,808 at January 28, 1996 to $4,511,612 at July 28, 1996 primarily as a result of the closing of two stores. Prepaid expenses decreased by $74,847 as a result of the closing of the two stores. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $108,615 from $627,122 at January 28, 1996 to $518,507 at July 28, 1996.

RESULTS OF OPERATIONS
- ---------------------

Statement of                     Three Months Ended       Six Months Ended
- -------------                    July 28,    July 30,    July 28,   July 30,
 Operations Data                   1996        1995        1996       1995
 ---------------                   ----        ----        ----       ----

Net Sales                      $1,960,478  $2,554,002  $4,557,948  $4,977,150
                               ----------  ----------  ----------  ----------

As a Percentage of Net Sales:       %            %          %          %

Same Stores                       79.8         73.7       73.7       75.0
New Stores                        14.7          0.0       12.7        0.0
Closed Stores                      5.5         26.3       13.6       25.0
                                ------       ------     ------     ------

Total Net Sales                  100.0        100.0      100.0      100.0
Cost of Sales                     63.2         62.1       63.7       62.1
                                ------       ------     ------     ------


Gross Profit                      36.8         37.9       36.3       37.9
Selling, General and
Administrative Expenses           52.0         43.6       52.1       42.5
                                ------       ------     ------     ------

Loss from Operations             (15.2)       (5.7)      (15.8)      (4.6)

Net Loss                         (33.9)       (6.6)      (24.7)      (7.5)
                                ======       ======      ======    ======


                 Net sales for the three months ended July 28, 1996 were $1,960,478 as compared with $2,554,002 for the three months ended July 30, 1995, a decrease of 23.2%. For the six months ended July 28, 1996, net sales were $4,557,948, as compared with $4,977,150 for the six months ended July 30, 1995, a decrease of 8.4%. Comparable store sales declined by 10.1% for the six months ended July 28, 1996. The reduction of net sales for the six months ended July 28, 1996 also reflects the closing of four stores during the first half of fiscal year 1997.

                 Gross profit margin for the three months ending July 28, 1996 was 36.8%, as compared to 37.9% for the same period last year. For the six months ended July 28, 1996, gross profit margin was 36.3% as compared to 37.9% for the six months ended July 30, 1995. In absolute dollars, gross profit decreased from $967,164 for the three months ended July 30, 1995 to $721,339 for the three months ended July 28, 1996. For the six months ended July 28, 1996, absolute gross profit dollars decreased to $1,656,821 from $1,887,936 for the six months ended July 30, 1995. The decrease in absolute gross profit dollars of $245,825 and $231,116 for the three and six month periods resulted from net sales decreases in comparable stores and reduction in sales associated with store closings.

                 Selling, general, and administrative expenses for the three months ended July 28, 1996 decreased by $95,887, or 8.6%. This decrease resulted primarily from reduction in staff. For the six months ended July 28, 1996, selling, general and administrative expenses increased by $257,436, or 12.6%. The increase in selling, general and administrative expenses for the six months is attributable to the opening of four additional stores during the other half of the previous fiscal year as against the same period this year. On a same store basis, selling, general and administrative expenses decreased by approximately $56,645 for the three months ended July 28, 1996 over the three months ended July 28, 1995. For the six months ended July 28, 1996, selling, general and administrative expenses increased on a same store basis by approximately $33,991 over the six months ended July 30, 1995.

                 On July 28, 1996, the Company expensed against earnings a restructuring charge of $342,760. The restructuring charge represents provisions for lease settlement and leasehold improvements in connection with the early termination of three leases which occurred during the second quarter and at the beginning of the third quarter.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

                 Working capital was $1,153,386 at July 28, 1996, as compared to $1,920,850 as of January 28, 1996. The Company's auditors have stated that there is substantial doubt about the Company's ability to continue as a going concern. Competitive conditions have adversely affected the Company's liquidity. The Company is currently negotiating an extension of the maturity date for its Debentures. In that regard, on August 14, 1996,the Company announced that it had entered into a letter of intent with VGBS Acquisition Corp. ("VGBS") for the purchase of 2,400,000 shares of Common Stock of the Company for $300,000 in cash and assumption of $900,000 of principal amount due under the Company's 7% Convertible Senior Subordinated Debentures. VGBS is an affiliate of H.J. Meyers & Co., Inc., one of the Company's market makers and the Underwriter of the Company's 1995 public offering. Upon approval of the repayment plan by Debentureholders additional payments will be made in quarterly installments of $300,000 beginning in November 1996 and ending in May 1997. The Company's principal stockholders will enter into a Voting Agreement with VGBS. Additionally, the Company will enter into a one year financial consulting agreement with Bright Capital Group, LLC, for which Bright will be paid $100,000. The Company is currently negotiating a definitive agreement with VGBS. The Company is also negotiating a short-term borrowing arrangement for up to $500,000 for working capital which it anticipated utilizing for inventory build up during the fourth quarter. No assurances can be given that the Company will be successful in obtaining financing from VGBS or other sources or that the Company will be successful in implementing its new business strategy or the Kideology(TM) retail concept.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS.

                 The Company recently received a Complaint from Glen Eagle Center in connection with the closing of one of its stores. Glen Eagle is claiming lost rents and consequential damages. The Company has counterclaimed for breach of the lease by Glen Eagle and the parties are negotiating a settlement.

                 On July 30, 1996, the Company notified the Landlord of its Manyunk operations that it intended to terminate the Manyunk Lease. A complaint was filed by the Landlord on August 2, 1996 alleging total rent and costs for the remaining term of the Lease of $1,580,295 and pursuant to the provisions of the Lease, a Confession of Judgment was entered. On August 30, 1996, the Company filed a petition to open the Confession of Judgment and is currently negotiating a settlement with the Landlord.

ITEM 3.  DEFAULT IN SENIOR SECURITIES.

                 As mentioned in the Management's Discussion and Analysis of Financial Condition and results of operations, the Company is currently negotiating for an extension of the maturity date of its Debentures which became due and payable on April 28, 1996.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                 (a) Exhibits.
                     --------

                          Exhibit 11
                          Exhibit 27

                 (b) Reports on Form 8-K.
                     -------------------

                          None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE VILLAGE GREEN BOOKSTORE, INC.


Dated:  September 16, 1996

                                        BY: /s/ Raymond Sparks
                                            ---------------------------------
                                            Raymond Sparks,
                                            President
                                            Treasurer
                                            Chief Operating Officer
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                                          Page
Number                                                                          Number
- ------                                                                          ------
 11              Computation of Earnings per Common Share . . . . . . . . . . . . . 15
 27              Financial Data Schedule  . . . . . . . . . . . . . . . . . . . . . 16
