Form 10QSB
period 1996-10-27
VILLAGE GREEN BOOKSTORE INC
filed 1996-12-11
CIK 791731

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                 F O R M 10-QSB

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        for the quarterly period ended October 27, 1996

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        for the transition period from        to

                         Commission file number 0-00167

                        THE VILLAGE GREEN BOOKSTORE, INC.
         ---------------------------------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

           New York                                              16-1181167
 -----------------------------                                   ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                                  I.D. number)

                               1357 Monroe Avenue
                            Rochester, New York 14618
                    ---------------------------------------
                    (Address of principal executive offices)

                                 (716) 442-1151
                 ----------------------------------------------
                (Issuer's telephone number, including area code)

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of October 27, 1996 was 3,741,355.

                                      INDEX

PART I. FINANCIAL INFORMATION

                                                                           Page

     Item 1    Financial Statements

               Consolidated Statement of Operations
               for the three and nine months ended
               October 27, 1996 and October 29, 1995..........................3

               Consolidated Balance Sheets as of
               October 27, 1996 and January 28, 1996..........................4

               Consolidated Statement of Cash Flows
               for the nine months ended
               October 27, 1996 and October 29, 1995..........................6

               Notes to Consolidated Financial Statements.....................8

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and
               Results of Operations.........................................10

PART II OTHER INFORMATION

     Item 1.   Legal Proceedings............................................n/a

     Item 2.   Changes in Securities........................................n/a

     Item 3.   Defaults Upon Senior Securities...............................14

     Item 4.   Submission of Matter of a Vote of
               Security Holders.............................................n/a

     Item 5.   Other Information............................................n/a

     Item 6.   Exhibits and Reports on Form 8-K..............................14

     Index to Exhibits.......................................................16

ITEM 1. FINANCIAL STATEMENTS.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       FOR THE THREE AND NINE MONTHS ENDED

                      OCTOBER 27, 1996 AND OCTOBER 29, 1995

                                       Three Months Ended             Nine Months Ended
                                  October 27,     October 29,    October 27,    October 29,
                                      1996            1995          1996           1995
                                   ----------      ----------    ----------       -------

Net Sales                          $ 1,435,285    $ 2,390,224    $ 5,993,233    $ 7,367,374

Cost of Goods Sold                     895,322      1,499,722      3,796,449      4,588,936
                                   -----------    -----------    -----------    -----------

Gross Profit                       $   539,963    $   890,502    $ 2,196,784    $ 2,778,438

Selling, General, and
 Administrative Expenses               789,371      1,205,921      3,164,356      3,323,469
                                   -----------    -----------    -----------    -----------

Loss from Operations               $  (249,408)   $  (315,419)   $  (967,572)   $  (545,031)

Other Income (Expense)
  Interest Expense                     (43,476)       (24,233)       (91,476)       (86,697)
  Amortization of Offering Costs             0        (23,781)       (23,781)      (147,718)
  Other Income                             206         16,202          8,351         61,664
  Gain on Disposal of Assets                 0          1,500              0          1,500
  Restructuring Costs                 (199,525)             0       (542,285)             0
                                     ---------        -------      ---------       --------

Total Other Income (Expense)       $  (242,795)   $   (30,312)   $  (649,191)      (171,251)
                                  ------------  -------------  -------------    -----------

Loss before Income taxes           $  (492,203)   $  (345,731)   $(1,616,763)   $  (716,282)

Income Tax                              (5,551)             0         (6,058)          (850)
                                  ------------    -----------   ------------    -----------

Net Loss                           $  (497,754)   $  (345,731)   $(1,622,821)   $  (717,132)
                                  ============   ============   ============    ===========


Per Share Amounts
  Net Loss                            $  (0.14)      $  (0.09)      $  (0.44)      $  (0.22)
                                      ========       ========       ========       ========

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      OCTOBER 27, 1996 AND JANUARY 28, 1996

                                     ASSETS

                                              October 27,          January 28,
Current Assets                                   1996                  1996
--------------                               ------------          -----------

Cash and Cash Equivalents                     $    58,794          $   383,918
Receivables                                       120,879              130,974
Merchandise Inventories                         4,187,968            6,306,808
Prepaid Expenses                                  143,360              290,141
                                              -----------          -----------

Total Current Assets                          $ 4,511,001          $ 7,111,841

Property & Equipment, net
   of Accumulated Depreciation                  1,505,544            1,933,838

Other Assets                                       96,250              161,585

Total Assets                                  $ 6,112,795          $ 9,207,264
                                                =========            =========

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      OCTOBER 27, 1996 AND JANUARY 28, 1996

                       LIABILITIES AND STOCKHOLDERS EQUITY
                       -----------------------------------

                                            October 27,            January 28,
Current Liabilities                            1996                   1996
-------------------                         ----------             ----------

Accounts Payable                                 $ 2,027,145        $ 3,332,642
Current Portion of Debt                            1,224,822          1,231,227
Accrued Payroll Expense                               45,831             77,565
Accrued Taxes Payable                                 32,587             81,442
Other Current Liabilities                            323,953            468,115
                                                  ----------         ----------

Total Current Liabilities                        $ 3,654,338        $ 5,190,991

Long-Term Debt                                        65,042             13,965

Stockholders' Equity
--------------------

Common Stock, $.001 par
 Authorized 10,000,000 shares
 Issued and Outstanding
  3,741,355 shares and 3,741,255
  shares at October 27, 1996 and
  January 28, 1996, respectively                       3,742              3,741

 Additional Paid-In Capital                        8,117,453          8,117,154
 Retained Deficit                                 (5,727,780)        (4,118,587)
                                                ------------       ------------

Total Stockholders' Equity                       $ 2,393,415        $ 4,002,308
                                                  ----------          ---------

Total Liabilities and
  Stockholders' Equity                           $ 6,112,795        $ 9,207,264
                                                  ==========         ==========


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

         FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995

                                                          Nine Months Ended
                                                     October 27,    October 29,
                                                         1996           1995
                                                      ---------       -------
Operating Activities:
   Net Loss                                          $(1,622,821)   $  (717,132)
   Adjustments to reconcile Net Loss
    to Net Cash Used in Operating Activities:
     Depreciation                                        306,915        205,490
     Amortized Debt Offering Costs                        23,781        147,718
     Restructuring Costs                                 542,285              0
     Gain on Disposal of Property
       and Equipment                                           0          1,500
   Changes in Operating Assets and Liabilities:
     Accounts Receivable                                   4,942          5,178
     Inventory and Prepaid Expenses                    2,265,621     (1,771,774)
     Accounts Payable and Accrued Expenses            (1,530,248)      (760,006)
                                                     -----------    -----------

 Net Cash Used In Operating Activities               $    (9,525)   $(2,889,026)

Investing Activities:
   Purchase of Property and Equipment                   (355,012)      (686,473)
   Notes Receivable                                            0         68,000
   Security Deposits                                      65,335              0
                                                      ----------      ---------

Net Cash Used In Investing Activities                $  (289,677)   $  (618,473)

Financing Activities:
   Payments on Credit Lines, Long-Term
    Debt and Capital Lease Obligations                (1,285,059)    (1,823,757)
   Stock Offering Costs                                        0     (1,288,650)
   Proceeds from Issuance of Common Stock                    300      6,650,325
   Purchase of Treasury Stock                                  0       (186,500)
   Debt Issuing Costs                                    (25,000)             0
   Proceeds from Borrowings                            1,278,654              0
   Cash from Officers                                      5,183         14,206
                                                      ----------      ---------

  Net Cash Provided by
  Financing Activities                                   (25,922)     3,365,624
                                                      ----------     ----------


               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

     FOR THE NINE MONTHS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995 CONT'D.

Net Change In Cash                            (325,124)               (141,875)
Balance at Beginning of Year                   383,918                 519,470
                                            ----------              ----------
Cash Balance at End of Period               $   58,794              $  377,595
                                            ==========              ==========


Cash Paid For:
          Interest                          $   91,476              $   86,697
          Income Taxes                      $    6,058              $      850

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The consolidated balance sheet as of October 27, 1996, the consolidated statements of income for the three and nine months ended October 27, 1996 and October 29, 1995, and the consolidated statements of cash flows for the nine months ended October 27, 1996 and October 29, 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended October 27, 1996 are not necessarily indicative of the results that may be expected for the fiscal period ending January 27, 1997, as the Company's sales volume is seasonal.

Note 2. On April 28, 1994, the Company consummated a private placement with respect to an aggregate of $1.2 million principal amount 7% Convertible Senior Subordinated Debentures (the "Debentures") of the Company due two years from the date of issuance, convertible into shares of the Company's Common Stock at any time prior to maturity, unless previously redeemed, at an initial conversion price of $5.00 per share. The Debentures became due and payable on April 28, 1996. The Company has entered into a Credit Agreement with VGBS Acquisition Corporation, an affiliate of H.J. Meyers & Co., Inc., a market maker in the Companies securities, to repay the principal amount owed to the Debenture holders. See "Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations" for a discussion regarding the Credit Agreement.

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

 Note 3. On March 23, 1995, the Company consummated a public offering of 2,000,000 Units through Thomas James Associates, Inc., a predecessor to H.J. Meyers & Co., Inc., as Representative of the

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

          Underwriters. Each Unit consists of one share of the Company's Common Stock, par value $.001 per share, and one Redeemable Common Stock Purchase Warrant. The public offering price of the Units was $3.00 per Unit. The net proceeds of the public offering was approximately $4.7 million, giving effect to expenses related to the offering.

Note 4. On April 30, 1995, the Company received net proceeds of approximately $569,000 pursuant to the Underwriting Agreement signed in relation to the transaction described in Note 3. The proceeds were received through the partial exercise of the over-allotment option.

Note 5. On July 28, 1996, the Company expended against earnings a restructuring charge of $342,760. In the third quarter, the Company expended against earnings an additional restructuring charge of $199,525. The restructuring charges represent provisions for lease settlement and leasehold improvements in connection with the early termination of three leases which occurred during the second quarter and at the beginning of the third quarter.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
--------

      The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within many of the Company's existing markets. As a result of these competitive conditions, the Company closed one store in the third quarter of 1996. The Company has altered its strategic objectives to address these competitive conditions by introducing the Kideology(TM) retail concept. The Company's strategic objective is to continue to operate retail bookstores in the areas in which it currently competes while maintaining Kideology(TM) stores in existing locations.

      The outstanding principal owed under the Company's 7% Convertible Senior Subordinated Debentures (the "Debentures") became due and payable on April 28, 1996. On October 11, 1996 the Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 25, 1996, whereby VGBS agreed to loan up to $1.2 million to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Note"). The Note bears interest at the rate of 9% per annum with principal and interest due in arrears in quarterly installments commencing June 30, 1997. Pursuant to the Credit Agreement, the Company has agreed that the $1.2 million loan amount to be provided by VGBS pursuant to the Note will be used by the Company solely to repay the entire principal amount owned by the Company to the holders of the Company's Debentures.

      Concurrent with the consummation of the Credit Agreement, the Company executed a Warrant to purchase up to 2,400,000 shares of the Company's Common Stock, par value $.001 per share (the "Common Stock") at a purchase price of $.50 per share in favor of VGBS (the "Warrant"). The Warrant is presently exercisable and may be exercised through September 15, 2001. The Warrant is subject to anti-dilution provisions and will not be registered under the Securities Act of 1933, as amended.

      The Company has also entered into a Security Agreement with VGBS pursuant to which the Company has granted VGBS a security interest on the indebtedness incurred by the Company pursuant to the Credit Agreement and Note. The Security Agreement is senior in right of payment and in collateral except for up to $500,000 of inventory financing for working capital. VGBS has agreed to subordinate its security interest under the Security Agreement to the holders of the Debentures in the event VGBS breaches its obligation to fund any installment due to the Company under the Credit Agreement and Note.

      Additionally, to induce VGBS to enter into the Credit Agreement, certain of the Company's shareholders have granted an irrevocable proxy to VGBS pursuant to a Shareholders' Agreement and Irrevocable Proxy to vote such shareholders' shares of

Common Stock (the "Shareholders Agreement"). The total number of shares of Common Stock subject to the Shareholders Agreement is 225,000.

      Furthermore, under the terms of the Credit Agreement, VGBS has the right to reconstitute the entire Board of Directors of the Company, and, as such, three of the four current directors of the Company have tendered their resignations from the Board of Directors to the Company, such resignations to be held by the Company pending acceptance by the Company.

      No assurances can be given that VGBS will continue to loan the Company funds pursuant to the Credit Agreement or that the Company will be successful in implementing its new business strategy or the Kideology(TM) retail concept.

FINANCIAL POSITION
------------------

      Cash and cash equivalents amounted to $58,794 at October 27, 1996 as compared to $383,918 at January 28, 1996. Cash decreased as a result of reduction of accounts payable due to payments made primarily to vendors and increased operating costs. Inventories decreased by $2,118,840 from $6,306,808 at January 28, 1996 to $4,187,968 at October 27, 1996, primarily as a result of the closing of five stores. Prepaid expenses decreased by $146,781 as a result of the closing of five stores. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $224,751 from $627,122 at January 28, 1996 to $402,371 at October 27, 1996.


RESULTS OF OPERATIONS

                                             Three Months Ended                        Nine Months Ended
Statement of                            October 27,         October 29,         October 27,          October 29,
   Operations Data                          1996                1995                1996                 1995
   ---------------                       ----------          ----------          ----------           ----------

Net Sales                                $1,435,285          $2,390,224          $5,993,233           $7,367,374
                                         ----------          ----------          ----------           ----------

As a Percentage of Net Sales:                  %                   %                   %                    %

Same Stores                                    93.2                72.4                78.3                 74.2
New Stores                                      6.7                 0.0                 5.5                  0.0
Closed Stores                                   0.1                27.6                16.2                 25.8
                                                ---               -----                ----                 ----

Total Net Sales                               100.0               100.0               100.0                100.0
Cost of Sales                                  62.4                62.7                63.4                 62.3
                                               ----                ----                ----                 ----


Gross Profit                                   37.6                37.3                36.6                 37.7
Selling, General and
Administrative Expenses                        55.0                50.5                52.8                 45.1
                                               ----                ----                ----                 ----

Loss from Operations                          (17.4)              (13.2)              (16.1)                (7.4)

Net Loss                                      (34.7)              (14.5)              (27.1)                (9.7)
                                              ======              ======              ======               ======


      Net sales for the three months ended October 27, 1996 were $1,435,285 as compared with $2,390,224 for the three months ended October 29, 1995, a decrease of 39.9%. For the nine months ended October 27, 1996, net sales were $5,993,233, as compared with $7,367,374 for the nine months ended October 29, 1995, a decrease of 18.6%. Comparable store sales declined by 14.1% for the nine months ended October 27, 1996. The reduction of net sales for the nine months ended October 27, 1996 also reflects the closing of five stores during the first nine months of fiscal year 1996.

      Gross profit margin for three months ending October 27, 1996 was 37.6% as compared to 37.3% for the same period last year. For the nine months ended October 27, 1996, gross profit margin was 36.6% as compared to 37.7% for the nine months ended October 29, 1995. In absolute dollars, gross profit decreased from $890,502 for the three months ended October 29, 1995 to $539,963 for the three months ended October 27, 1996. For the nine months ended October 27, 1996, absolute gross profit dollars decreased to $2,196,784 from $2,778,438 for the nine months ended October 29, 1995. The decrease in absolute gross profit dollars of $350,539 and $581,654 for the three and nine month periods resulted from net sales decreases in comparable stores and reduction in sales associated with store closings.

      Selling, general, and administrative expenses for the three months ended October 27, 1996 decreased by $416,550, or 34.5%. This decrease resulted primarily from reduction in stores. For the nine months ended October 27, 1996, selling, general and administrative expenses decreased by $159,113, or 4.8% The decrease in selling, general and administrative expenses for the nine months is attributable to the reduction in stores. On a same store basis, selling, general and administrative expenses decreased by approximately $130,443 for the three months ended October 27, 1996 over the three months ended October 27, 1995. For the nine months ended October 27, 1996, selling, general and administrative expenses increased on a same store basis by approximately $94,335 over the nine months ended October 29, 1995.

      On October 27, 1996, the Company had expended against earnings a restructuring charge of $542,285. The restructuring charge represents provisions for lease settlements and leasehold improvements in connection with the closing of five stores.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Working capital was $856,663 at October 27, 1996, as compared to $1,920,850 as of January 28, 1996. The Company's auditors have stated that there is substantial doubt about the Company's ability to continue as a going concern. Competitive conditions have adversely affected the Company's liquidity.

                           PART II - OTHER INFORMATION
                           ---------------------------

ITEM 3.    DEFAULT IN SENIOR SECURITIES.

           As discussed in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Company has entered into a Credit Agreement with VGBS Acquisition Corporation in order to obtain the funds necessary to repay the amounts due under its Debentures which became due and payable on April 28, 1996.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

           (a) Exhibits.
               ---------

                  Exhibit 10
                  Exhibit 11
                  Exhibit 27

           (b) Reports on Form 8-K.
               --------------------

                  A Form 8-K Current Report pursuant to Section 13 or 15(d) of the Exchange Act dated October 11, 1996 was filed with the Securities and Exchange Commission on October 24, 1996. The purpose of the Form 8-K was to report on Item 1 and on Item 5 the execution of the Credit Agreement and related agreements between the Company and VGBS Acquisition Corporation, as discussed in Management's Discussion and Analysis of Financial Conditions and Results of Operations.

                                   SIGNATURES

        In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           THE VILLAGE GREEN BOOKSTORE, INC.

Dated:  December 10, 1996

                                           By:  /s/ Raymond C. Sparks
                                               ---------------------------
                                                Raymond C. Sparks,
                                                President
                                                Treasurer
                                                Chief Operating Officer
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit                                                                Page
Number                                                                 Number
------                                                                -------
 10        Material Contracts ...........................................17
 11        Computation of Earnings per Common Share......................18
 27        Financial Data Schedule.......................................19