Form 10KSB
period 1997-02-02
VILLAGE GREEN BOOKSTORE INC
filed 1997-05-19
CIK 791731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

    [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended February 2, 1997

    [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the transition period from _____ to ______

                       Commission file number     0-16007
                                               --------------

                        The Village Green Bookstore, Inc.
                  --------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

              New York                                       16-1181167
     ------------------------------                       ----------------
    (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                       Identification No.)

                               1357 Monroe Avenue
                            Rochester, New York 14618
                     --------------------------------------
                    (Address of Principal Executive Offices)


Issuer's Telephone Number, Including Area Code  (716) 442-1151
                                                --------------

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class                                        Name of Each Exchange
-------------------                                         on Which Registered
                                                            -------------------
Common Stock, par value $.001 per share
---------------------------------------                     -------------------

Redeemable Common Stock Purchase Warrants
---------------------------------------                     -------------------

Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

                    Redeemable Common Stock Purchase Warrants
                    -----------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes     No X
           ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $    8,069,316     .
                                                            ------------------

The approximate aggregate market value of the registrant's common stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 15, 1997 was $278,500. The number of shares outstanding of the registrant's common stock on May 15, 1997, was 3,741,255 shares.

        Transitional Small Business Disclosure Format (check one): Yes    No  X
                                                                      ---    ---


                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

Definitive Proxy Statement dated April 13, 1987

Definitive Proxy Statement dated June 25, 1990

Definitive Proxy Statement dated September 28, 1993

                                     PART I
                                     ------

ITEM 1. DESCRIPTION OF BUSINESS.

BUSINESS DEVELOPMENT

        The Village Green Bookstore, Inc. (the "Company" or "Village Green") was organized under the name Monroe Book Corporation in 1982 to acquire the business of the Village Green Bookstore, a Rochester based proprietorship which had been engaged in the bookstore business since 1973. The Company's corporate name was changed in February 1986 to The Village Green Bookstore, Inc. In 1996, the Company introduced Kideology(TM), with the opening of two stores. Kideology(TM) is an educational retail system which the Company developed to sell educational toys and products to children from ages 14 and under.

        The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton Booksellers, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within the Company's existing markets. The Company's strategic objective is to attempt to continue to operate retail bookstores in the areas in which it currently competes.

        Each Village Green bookstore is situated and merchandised to specifically address the tastes and demand characteristics of its clientele. The Company's stores feature a diversified retail mix. The Company's basic store format includes (i) an inventory of several thousand book titles and magazines, periodicals and newspapers; (ii) a stationery department which carries a number of lines of greeting cards, boxed stationery and writing papers; (iii) a gift department, which offers unusual, humorous and traditional gift items; (iv) a gourmet and packaged food department selling fresh and packaged desserts, gourmet chocolates, coffees and ice creams as well as other food items; and (v) special services such as special orders of books and newspapers. The Company also offers books-on-tape, selective video tape rentals and multimedia products in several of its locations.

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

        On April 18, 1997, the Company announced that it had reached an agreement in principle with CD Titles, Inc. and an underwriter, whereby the Company will be merged into a subsidiary of CD Titles, Inc. The new corporation created as a result of the merger plans to issue and sell $5,000,000 of its Common Stock to the public. The agreement in principle is subject to the customary contingencies, including due diligence by the parties, shareholder approval and market factors. Upon execution of a definitive agreement, the Company plans to submit the proposed merger to its shareholders for approval.

        The following table sets forth the number of stores at the start of the fiscal year, the number of Bookstores opened during the fiscal year, the number of Bookstores closed during the fiscal year and the number of stores open at the end of the fiscal year:


 Fiscal Year     Stores at        New Stores      Stores Closed       Stores at
                Beginning of        Opened         During Year       End of Year
                    Year         During Year
--------------  -------------    ------------     --------------    ------------

    1987             1                1                 --                2
    1988             2                --                --                2
    1989             2                1                 --                3
    1990             3                1                 --                4
    1991             4                --                --                4
    1992             4                --                --                4
    1993             4                4                 1                 7
    1994             7                2                 2                 7
    1995             7                1                 --                8
    1996             8                4                 --               12
    1997             12               --                6                 6

        In February, March, May, May, August, 1996 and January, 1997 the Company closed six of its underperforming bookstores, in Philadelphia, Pennsylvania, Blasdell, New York, Greece, New York, Ridgefield, Connecticut, Philadelphia, Pennsylvania and Wilkes Barre, Pennsylvania, respectively.

INDUSTRY OVERVIEW

        RETAIL BOOKSTORES. The retail book industry is comprised of two principal segments, including independent bookstores and chain stores.

        The independent bookstores generally have been established as free standing stores or in strip shopping centers catering to well-educated, affluent customers. Such stores generally are well stocked, and staffed by attentive, service-oriented salespersons. The books generally are sold at publishers' prices with occasional discounts. These independents build their business by way of book fairs, media attention, author interviews and advertising, sponsorship of local literary programs, author signing sessions, teaching and other similar programs.

        Chain stores have grown by discounting best selling books and other books in regional malls (such as B. Dalton and WaldenBooks), and more recently, through the development of discount "superstores" such as Barnes & Noble and Borders Bookshop. Superstores are considerably larger in size and offer a substantially greater number of titles than typical bookstores. These superstores generally are "destination" stores offering a wide selection of discounted books. The competition within the bookstore industry is significant and the Company's market niche has been severely adversely affected, particularly during the most recent fiscal year.

BUSINESS STRATEGY

        GENERAL. As a result of recent increased and substantial openings of retail book superstores within the Company's markets, the Company has determined to maintain as many bookstore sites as market conditions will allow. No assurance can be given that the Company will be able to maintain its current bookstore sales.

        RETAIL BOOKSTORES. The Company's retail bookstore strategy is to own and continue to operate retail bookstores in the areas in which it currently competes. However, the Company is not certain if it can continue to operate all of its retail bookstores or even continue to operate as a going concern. The following are the key elements to the Company's strategy.

               OPTIMIZATION OF RETAIL PRODUCT MIX. The Company seeks to differentiate itself from its competition by, among other things, offering a retail mix that is focused and optimized to address the tastes and demands of an affluent clientele.

               EMPHASIS ON SOCIAL AND CULTURAL MEETING PLACES; ESTABLISHMENT OF STRONG COMMUNITY TIES. The Company has introduced coffee cafes at certain of its stores. By incorporating this concept, the Company hopes to take advantage of the changing social patterns evidenced by the proliferation of coffee cafes and reemphasize Village Green stores as community meeting places and leisure oriented establishments. Accordingly, the Company has sought to integrate each of its bookstores into their respective communities through the sponsorship of, and participation in, community activities such as book and poetry readings, children's programs, book fairs and literature discussion groups.

THE VILLAGE GREEN MODEL

        The Company hopes to limit store closings in response to competitive market conditions while attempting to build its customer base for existing stores.

PRODUCT LINE

        o BOOKS. The Village Green carries up to several thousand titles per year per store. The selection emphasizes bestsellers, backlist titles, publisher closeouts, computer books, cookbooks, science fiction, novels, mysteries, a large selection of children's books, art books and books of an academic nature. The Company also special orders books from a database comprising approximately 100,000 titles. For the year ended February 2, 1997, approximately 50.7% of the Company's net sales were derived from the sale of books.

        o MAGAZINES AND NEWSPAPERS. Each store carries up to several hundred different magazine titles, per store, per year, ranging from broad general interest titles to specialized magazines. These encompass a wide variety of subjects, including general news, business, home and decorating, the arts, sports, women's issues, academic journals and foreign magazines. Each store also carries several dozen different newspapers, ranging from local dailies and weeklies to major market and foreign newspapers. For the year ended February 2, 1997, approximately 16.7% of the Company's net sales were derived from the sale of magazines and newspapers.

        o STATIONERY. Each store typically carries several different stationery lines, encompassing greeting cards, seasonal cards, boxed stationery and writing papers. The Company also specializes in distinctive lines of stationery from around the world, which it obtains through trade shows, trade journals, boutique shopping and customer recommendations. For the year ended February 2, 1997, approximately 13.0% of the Company's net sales were derived from the sale of stationery.

        o FOOD. Each store contains a gourmet and packaged food department which offers fresh and packaged desserts, gourmet chocolates and coffees as well as other food items. Impulse food items include baked goods, cheesecakes, bagels and gourmet ice creams. For the year ended February 2, 1997, approximately 6.3% of the Company's net sales were derived from the sale of food.

        o GIFTS. Each store offers fashionable and distinctive presents and a wide variety of traditional and seasonal gift items. Moreover, the Company also stocks an assortment of unusual, humorous and surprising gift items which cater to each store's clientele. For the year ended February 2, 1997, approximately 3.9% of the Company's net sales were derived from the sale of gifts.

        o COFFEE CAFES. The Company hopes that coffee cafes will allow the Company to increase customer traffic in its stores. Coffee cafes accounted for approximately 3.0% of net sales in the year ended February 2, 1997.

        o KIDEOLOGY (TM). Kideology (TM)  accounted  for   approximately 5.1% of
net sales for the year ended February 2, 1997.

        o MULTIMEDIA. The Company has multimedia categories in addition to its retail mix at several of its locations. These categories include: (i) video cassette rentals; (ii) books-on-tape for sale; (iii) music departments; and (iv) select computer software and CD-ROMS. The Company believes that by cross-merchandising several different product categories in addition to its core book business, it can encourage more frequent visits by its customers and appeal to a wider demographic cross section of consumers. Although it is the Company's intent to incorporate as many of the foregoing multimedia categories as possible into its various locations, at present only certain of these categories have been so included and only at certain of the Company's stores. The Company's financial position may, in the future, further limit the services and product lines the Company's stores provide. Sales of multimedia products accounted for approximately 1.3% of net sales in the year ended February 2, 1997.

STORE LAYOUT

        The Company's bookstores are designed to promote customer convenience, stimulate customer interest and reinforce the Company's image as an upscale book retailer. Books on the New York Times best-seller list and bargain books are prominently displayed at the front of the Company's stores. Books within the store are organized by subject and categories and stationery throughout the stores are near the stores' cash registers. Magazines are located towards the back of the store to attract customers through the store's other departments.

STORE CLOSINGS

        As the retail bookstore market becomes more competitive, it is likely that the Company will have to close additional bookstores. If competitive conditions worsen, the Company may not be able to continue to operate as a going concern.

PURCHASING AND MERCHANDISING

        The Company purchases merchandise from many different vendors. The Company's purchasing decisions are centralized and are made at the Company's headquarters in Rochester, New York. The Company negotiates terms, discounts, and cooperative advertising allowances for all of the Company's stores and decides which products to purchase, in what quantity and for which stores. New book titles are purchased from publishers and distributors for all of the company's bookstores. Although the majority of purchases are made by the
Company's  merchandise  department,  store  managers  have  the  flexibility  to influence purchasing decisions in order to respond to local demand for fast selling titles. The Company has experienced financial difficulties due to the competitive retail bookstore environment and as such its relationships with certain of its suppliers have become strained. Should suppliers refuse to negotiate supply contracts with the Company, bookstore operations will significantly worsen.

MANAGEMENT INFORMATION SYSTEM

        A management information system ("MIS") is operational in most of the Company's stores. This information system provides management with sales, inventory and other information and is important to the Company's ability to achieve cost efficiencies, control shrinkage and evaluate customer purchasing patterns.

        The MIS features retail point-of-sale tracking functions that are polled daily and generate sales reports and supporting documentation. These reports are available to the Company's corporate headquarters for auditing and input into the Company's automated accounting program. The point-of-sale system provides daily accounting of sales as well as other control items such as discounts, price overrides and refunds. Financial statements, including income statements and balance sheets, are produced monthly for each such location. Complete inventories are taken at least once a year. Each item in the Company's stores has its own distinct item number which is used by the point-of-sales system to record sale and cost information. Reports are also tracked for reorder information and historical sales information is used to make purchasing and reorder decisions.

MARKETING

        The Company emphasizes customer service in its stores through its knowledgeable salespeople and strives to provide its customers with an enjoyable shopping experience. The Company adheres to a number of customer service policies and practices to reinforce customer confidence in the Company.

        The Company's Bookstores typically are open up to 15 to 17 hours a day, 365 days a year. The Company experiences its heaviest sales during the fourth quarter of the year, which includes the traditional holiday season. Although the Company has historically discounted books only during special sales periods, recognizing the need to remain competitive, the Company now offers everyday discounts on New York Times best sellers and hardcover books. The Company also sells gift certificates.

TRADEMARKS

        The Company uses The Village Green Bookstore and Kideology(TM) names and logos in its business operations.

COMPETITION

        RETAIL BOOKSTORES. The retail book business is highly competitive. The Company competes with a diverse group of regional and local independent book retailers, as well as with large national bookstore chains, including
WaldenBooks, Borders Bookshop, Barnes & Noble, Inc., Media Play, B. Dalton Booksellers, Inc., Encore Books, Books-A-Million, Inc. and Crown Books Corporation. In recent years, many competing national chains have been expanding in size and number of outlets, and have developed and opened superstores. Most of these competitors have significantly greater financial resources than the Company, have been in existence for a substantially greater period of time and have more extensive facilities, personnel and other resources than those which are now, or in the foreseeable future, will become available to the Company. The Company also experiences indirect competition from retail specialty stores, such as computer and "new age" stores, and religious bookstores, that offer books in a particular discipline or specialty.

        The expansion of chain and "superstore" bookstores have severely impacted the Company's market and the Company's auditors have, on numerous occasions expressed doubt as to the Company's ability to continue as a going concern.

        The sale of new books also is affected by competition for the consumer's dollar with alternative forms of entertainment and information, such as computer, interactive software, books and games in electronic form, television, movies and video tapes. Although the Company believes that book sales have remained relatively stable in recent periods, unfavorable economic conditions affecting retailers generally, a decline in consumer spending or increased demand for alternative forms of entertainment or information could further adversely affect the Company's results of operations in future periods.

        EDUCATIONAL RETAIL. The retail toy business is highly competitive. The Company competes on the basis of its stores' interactive environment, broad merchandise selection, customer service and competitive pricing. The Company competes with a variety of mass merchandisers, superstores and specialty retailers selling portions of its product lines, including books, software, video and audio products, and arts and crafts. It also competes with toy superstores and other toy retailers, including Toys R Us and Kay Bee Toy Stores and other store formats selling educational children's products, such as discount stores and smaller specialty toy stores. Included among the Company's direct competitors are Zany Brainy, Learningsmith, Noodle Kidoodle and Imaginarium.

        Many of the Company's competitors are much larger in terms of sales volume and have more capital and greater management resources than the Company. If any of the Company's larger competitors were to increase their focus on the educational market or if any regional competitors were to expand their activities in the markets primarily served by the Company, the Company's Kideology(TM) operation will be further adversely affected. If any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may be required to reduce its prices on key items in order to remain competitive, which would have the effect of reducing its profitability.

EMPLOYEES

        As of May 15, 1997, the Company employed 40 full-time and 59 part-time employees. The Company believes its success will depend upon its ability to identify, hire and retain capable management. There can be no assurance that the Company will succeed in recruiting or retaining suitable staff. The Company considers its relations with its employees, none of whom are covered by collective bargaining agreements, to be generally good.

SUBSIDIARIES

        The Company was organized under the name Monroe Book Corporation in 1982 to acquire the business of the Village Green Bookstore, a Rochester based proprietorship which had been engaged in the bookstore business since 1973. The Company's corporate name was changed in February 1986 to The Village Green Bookstore, Inc. Except for the Rochester store, which is operated directly by the Company, all of the Company's stores are operated through wholly owned subsidiaries. The Company's current stores are located in Rochester (acquired by the Company in 1982), Buffalo (opened 1989 and operated by Buffalo Books, Inc.), and Perinton (opened 1992 and operated by Rutgers Books, Inc.), all of which are located in Western New York State; Doylestown, Pennsylvania (opened in 1993 and operated by Doylestown Books, Inc.). The Kideology(TM) store which opened in Williamsville, New York is operated by Kideology(TM), Inc., a wholly-owned subsidiary. All of the Company's operating subsidiaries are New York corporations except Doylestown Books, Inc. which is a Pennsylvania corporation.

ITEM 2. DESCRIPTION OF PROPERTY.

        The Company does not own any real property but rather leases all of its locations pursuant to written leases. It is not the policy of the Company to own or invest in real property. The Company's bookstores are presently located either in strip shopping centers or as free standing buildings. Generally, the Company's leases have terms ranging from five years to ten years and require the Company to pay a fixed minimum rental fee plus a rental fee based on a percentage of net sales above a minimum threshold together with certain executory costs such as pro rata share of property taxes, common area maintenance and insurance. Such properties, in the opinion of management, are adequately covered by insurance.

        On October 1, 1993 the Company relocated its corporate offices from its Monroe Avenue store to 1357 Monroe Avenue, Rochester, New York 14618. The corporate offices comprise approximately 3,400 square feet at an annual rent of $17,940 for a term which expires on May 31, 1997. This lease has not been renewed.

        Set forth below are the principal terms for all significant leases for bookstores of the Company (or its subsidiaries).

                            APPROX.          TERM
                            SQUARE          AND/OR
        LOCATION            FOOTAGE        EXPIRATION       CURRENT RENT          LESSOR
------------------------- ----------      ------------     ------------------  ---------------
CORPORATE OFFICE:             3,400       Expires          $17,940 per year    U.S. Realty
The Village Green                         May 31,                              Corporation
Bookstore, Inc.                           1997
1357 Monroe Avenue
Rochester, NY 14618

LOCATION 1:                  10,000       10 years         $126,000 per        Paul Adams
766 Monroe Avenue                         Ending           year plus 4.5%
Rochester, NY  14607                      1/31/06          of annual gross
                                                           sales over $2.8
                                                           million

LOCATION 2:                   6,150       5 years          $73,800 per year    765 Elmwood
765 Elmwood Avenue                        ending           plus 4% of          Associates
Buffalo, NY  14222                        6/30/99          annual gross
                                                           sales over
                                                           $1.845 million

LOCATION 3:                  18,039       10 years         $154,858 per        Wegmans
6600 Pittsford-Palmyra                    Ending           year plus 4.5%      Enterprises
Road                                      9/30/05          of annual gross
Fairport, NY 14450                                         sales over $4.1
(Perinton)                                                 million

LOCATION 4:                   8,300       5 years          $92,000 per year    B.C.
16 South Main Street                      with 5           plus 3% of          Associates
Doylestown, PA 18901                      year option      annual gross
                                          Ending           sales over
                                          10/31/03         $1.533 million

LOCATION 5:                   3,600       10 years         $46,800 per year    Stephen S.
5455 Main Street                          with 10          years 4 thru 7      Obletz
Williamsville, NY                         year             $50,400 per year
                                          option           years 8 thru 10
                                          ending           $57,600 per year
                                          12/14/05

                                     -8-

ITEM 3. LEGAL PROCEEDINGS.

        Tomorrow's Toys, Inc. d/b/a ABCO Distributors v. The Village Green. The Company was named a defendant in an adversary proceeding commenced on November 27, 1996 by Tomorrow's Toys, Inc. d/b/a ABCO Distributors, a supplier of children's videos, as part of plaintiff's bankruptcy case in the United States Bankruptcy Court for the Southern District of New York. Plaintiff sought judgment based upon unpaid invoices in the amount of $11,136.10 plus interest, litigation costs and attorney's fees. The case has been settled and payment by the Company to the plaintiff in the amount of $8,908.88 is expected to be made on or before June 1, 1997. In the event of a default, a judgment by confession will be entered for $11,136.10 plus interest from July 26, 1996.

        Star Video Entertainment LP v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced in Rochester City Court on January 3, 1997 by Star Video Entertainment LP. The complaint seeks judgment based upon unpaid invoices in the amount of $2,885.04 plus interest, litigation costs and attorney's fees. Plaintiff recently filed a motion for summary judgment seeking $1,073.71 plus interest, costs and attorney's fees. The Company contends that no amount is owed to plaintiff and intends to vigorously defend this action. At this time, the outcome of this matter cannot be assessed with certainty.

        Shurman  Fine  Papers,  Inc. v. The Village  Green  Bookstore,  Inc. The
Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on January 24, 1997 by Shurman Fine Papers, Inc., a supplier of greeting cards. Plaintiff seeks judgment for unpaid invoices in the total amount of $59,143.42 plus interest and costs, which amount the Company contends is greatly overstated. In addition, the Company intends to return seasonal cards, which will further reduce the total amount owed to approximately $35,000. Settlement negotiations have begun in an attempt first to agree upon the amount of the liability, and then to agree upon a payment plan. At this time, the outcome of this matter cannot be assessed with certainty.

        Sunrise  Publications,  Inc. v. The Village  Green  Bookstore,  Inc. The
Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on February 4, 1997 by Sunrise Publications, Inc., a greeting card supplier. Plaintiff seeks judgment for unpaid invoices in the total amount of $28,468.88 plus interest and litigation costs. The Company contends that the amount owed has been overstated by plaintiff. The Company also intends to return seasonal cards, which will further reduce the total amount owed to approximately $18,000. Settlement negotiations have begun in an attempt first to agree upon the amount of the liability, and then to agree upon a payment plan. At this time, the outcome of this matter cannot be assessed with certainty.

        Empire State News Corp. v. The Village Green Bookstore, Inc. A default judgment in the amount of $14,343.84 recently was obtained in an action commenced in Buffalo City Court on or about March 6, 1997 by Empire State News Corp. Plaintiff has indicated a willingness to settle this matter, and the Company has prepared a payment proposal to be made to plaintiff.

        Andrews & McMeel v. The Village Green Bookstore, Inc. The Company has been named a defendant in a suit commenced on or about April 3, 1997 in Rochester City Court. Plaintiff seeks judgment based upon unpaid invoices in the amount of $14,187.76 plus interest and costs. The Company contends that the amount owed is $8,194.19. At this time, the outcome of this matter cannot be assessed with certainty.

        International Playthings, Inc. v. The Village Green Bookstore, Inc. The Company has been named a defendant in a suit commenced in Rochester City Court on or about March 21, 1997. Plaintiff seeks judgment based upon unpaid invoices in the total amount of $3,656.47. The amount owed in this case is not in dispute, and counsel have spoken concerning payment terms. At this time, the outcome of this matter cannot be assessed with certainty.

        International Periodical Distributors, Inc. v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced in Supreme Court for the State of New York in Erie County by a magazine distributor. Plaintiff seeks judgment based upon unpaid invoices in the total amount of $51,972.24 plus interest and costs. The Company contends that the amount owed is $45,679.18. At this time, the outcome of this matter cannot be assessed with certainty.

        The Company has been named a defendant in an action commenced during the first quarter of fiscal 1997 in Delaware County, PA. The plaintiff, Glen Eagle, is the landlord of the Company's former Glen Eagle, PA store, which the Company closed during fiscal 1997. Glen Eagle has brought a suit for lease termination damages in excess of $1 million for unpaid rent scheduled to be paid over the remaining term of the ten year lease agreement. Discovery proceedings in the case are just getting underway. At this time, the outcome of this matter cannot be assessed with certainty, especially with respect to open issues such as potential mitigation of damages by reletting of the premises.

        Benderson 85-1 Trust v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced on August 24, 1994 in the Supreme Court of the State of New York for Erie County involving a dispute on a Lease in the amount of $42,392.07. The plaintiff, Benderson 85-1 Trust, is the landlord of the Company's former Tonawanda, New York store, which the Company closed in January 1994. The Tonawanda store was operated by the Company's subsidiary, Niagara Books, Inc., which was the party named on the Lease. The Company believes it has meritorious defenses and intends to vigorously defend this action.

        William W. Shuster, Jr. v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced on August 3, 1994 in the Supreme Court of the State of New York for Monroe County by William W. Shuster, Jr., as plaintiff, involving a "slip and fall" on the Company's property for damages in the amount of $2 million. The Company carries $1 million worth of liability insurance which the Company believes should be sufficient to cover any possible award of damages to the plaintiff. Further, the Company believes it has meritorious defenses and intends to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        The Company did not have an Annual Meeting of Shareholders during fiscal 1997.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's shares of Common Stock were traded on the NASDAQ SmallCap Market until January 24, 1997 under the symbol Book, when the Company's stock and Redeemable Warrants were delisted for failing to meet the minimum bid prices required for continued listing. Subsequent to January 24, 1997, the Company's Common Stock has traded on the National Association of Securities Dealers, Inc. ("NASD") Over-the-Counter Market ("OTC"). The table reflects the high and low bid prices for the Common Stock as reported by the NASD for each full quarter for the last two fiscal years and the current fiscal year. There is no longer a market for the Company's Redeemable Warrants. The prices set forth below represent quotes between dealers and do not include commissions, mark-ups or mark-downs and may not necessarily represent actual transactions.

              Period                           Common Stock                Warrants
------------------------------------      ----------------------- ----------------------------
                                            Low           High           Low           High
                                          ---------      --------      ---------      --------
Fiscal Year Ended January 28, 1996

        First Quarter                        $2.50         $3.75           $.44          $.75
        Second Quarter                       $1.88         $3.25           $.25          $.81
        Third Quarter                        $2.00         $3.13           $.38          $.81
        Fourth Quarter                       $1.63         $2.39           $.38          $.69

Fiscal Year Ended February 2, 1997

        First Quarter                        $ .88         $1.25           $.25          $.41
        Second Quarter                        $.19          $.35           $.38          $.75
        Third Quarter                         $.09          $.31           $.03          $.06
        Fourth Quarter                        $.03          $.13           $.03          $.03


        On February 21, 1995, the Boston Stock Exchange approved the listing of the Company's Common Stock and Redeemable Warrants upon official notice of issuance of the Company's Public Offering, which notice was given on March 15, 1995. On March 16, 1995, the NASDAQ Small Cap Market approved and commenced trading on the Redeemable Warrants. On January 24, 1997, the Company was delisted from the NASDAQ Small Cap Market for failing to meet the minimum bid prices required for continued listing.

        As of May 16, 1997 there were approximately 836 holders of record of the Common Stock. Such number of record holders was determined from the Company's shareholder records and does not include beneficial owners of the Common Stock whose shares were held in the names of various security holders, dealers and clearing agencies.

        On May 15, 1997, the closing bid and asked prices for the Common Stock as reported by the OTC Market were $.06 and $.08, per share, respectively. There is no active market for the Company's Redeemable Warrants.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

        The Company currently operates four retail bookstores and two Kideology(TM) stores in New York and Pennsylvania. The Company's strategy is focused primarily on continuing to own and operate retail bookstores in the areas in which it currently competes. However, the Company is not certain if it can continue to operate all of its existing retail bookstores or even continue to operate as a going concern.

        The fiscal year ending February 2, 1997 ("Fiscal 1997") was a period of consolidation and re-evaluation. The events which led to the Company's position in Fiscal 1997 were the following:

        o The maturity of an aggregate of $1.2 million Principal Amount 1995 7% Convertible Senior Subordinated Debentures (the "Debentures"). Sands Brothers & Co., Ltd. ("Sands Brothers") acted as placement agent in the sale of the Debentures. The Company is currently in default on the Debentures. On October 11, 1996, the Company signed a Credit Agreement dated as of September 25, 1996 with VGBS Acquisition Corp. ("VGBS"), an affiliate of H.J. Meyers & Co., Inc., the underwriter in the Company's March 23, 1995 public offering, pursuant to which VGBS is to loan the Company the amount necessary to repay the Debentures. To date only $300,000 has been loaned to the Company by VGBS.

        o Severe competitive conditions served to continue to adversely affect the Company's operations in both the bookstore and educational retail environment.

        o Lack of working capital as well as a lack of vendor support resulted in the Company consolidating operations to reduce trade payables and generate cash for daily operations. During fiscal 1997, six bookstores were closed.

RESULTS OF OPERATIONS

               The following table sets forth for the periods indicated the percentage of net sales, unless otherwise indicated, represented by certain items reflected in the Company's consolidated statements of operations:


                                                   Fiscal Year Ended
                                     ------------------------------------------
                                       February 2, 1997       January 28, 1996
                                     ---------------------  -------------------
Statement of Operations Data
Net Sales                                    $ 8,069,316          $11,040,366
As a percentage of Net Sales:                        100%                 100%
  Same Stores                                       70.8                 87.0
  New Stores                                         6.1                 13.0
  Closed Stores                                     23.1                  0.0
                                                   100.0                100.0
  Total Net Sales
  Cost of Sales                                     69.7                 64.7

  Gross Profit                                      30.3                 35.3
  Selling, General and
    Administrative Expenses                         50.8                 45.6
  Other Expenses                                    12.7                  2.7
  Loss from Operations                             (33.2)               (13.0)
  Net Loss                                         (35.1)               (15.0)


YEAR ENDED FEBRUARY 2, 1997 COMPARED TO YEAR ENDED JANUARY 28, 1996

        The Company is facing increased competition in the Buffalo, New York market with the addition of Borders Books and Music superstore as well as Barnes & Noble and Media Play superstores. In addition, Barnes & Noble, Media Play and FYE have opened superstores in the Rochester, New York area. Rochester, New York has been historically the financially strongest geographic area in which the Company's stores compete.

        Net Sales for the fiscal year ended February 2, 1997 ("Fiscal 1997") and fiscal year ended January 28, 1996 ("Fiscal 1996") were $8,069,316 and $11,040,366 respectively, a decrease of 26.9% in Fiscal 1997 versus Fiscal 1996. Comparable store sales decreased 16.9% in Fiscal 1997, versus a decrease of 2.7% during Fiscal 1996. The primary reason for this decline is the continued severe competitive conditions faced by the Company.

        The Company's gross profit margin for Fiscal 1997 was 30.3%, as compared to 35.3% for Fiscal 1996. In absolute dollars, gross profit decreased from $3,902,258 for Fiscal 1996 to $2,447,788 for Fiscal 1997. The additional competition in the bookstore industry through the aggressive expansion of book superstores and the Company's lack of finance and reduced trade support resulted in the Company's closing of six of its retail bookstores and a reduction in comparable store sales of 16.9%.

        In Fiscal 1997, the Company incurred other expenses of $1,025,818. These expenses were recorded as a result of the closing of six of the Company's bookstores. As a percentage of net sales, selling, general and administrative expenses increased from 45.6% of net sales for Fiscal 1996 to 50.6% of net sales for Fiscal 1997, as a result of decreased economies of scale resulting from the closing of six stores and reduced sales volumes from comparable stores.

YEAR ENDED JANUARY 28, 1996 COMPARED TO YEAR ENDED JANUARY 29, 1995

        Net Sales for the fiscal year ended January 28, 1996 ("Fiscal 1996") and fiscal year ended January 29, 1995 ("Fiscal 1995") were $11,040,366 and $10,002,901 respectively, an increase of 10.4% in Fiscal 1996 versus Fiscal 1995. Comparable store sales decreased 2.7% in Fiscal 1996, versus an increase of 1.0% during Fiscal 1995. The primary reason for this decline was due to the sales decline at the McKinley Mall store in Blasdell, New York. This store was closed in March 1996.

        The Company's gross profit margin for Fiscal 1996 was 35.3%, as compared to 36.3% for Fiscal 1995. This nominal improvement of $273,285 in absolute gross profit dollars was a result of increased sales volumes. The improvement in absolute dollars represented a 1.0% decline in gross profit percentage. In absolute dollars, gross profit increased from $3,628,973 for Fiscal 1995 to $3,902,258 for Fiscal 1996. Increased competition in the bookstore industry resulted in the Company competing more aggressively, with discounts doubling from 2.5% of sales to 5.0% of sales. Notwithstanding this increase in discounts of 2.5%, gross profit declined by 1.0%.

        Selling, general and administrative expenses for Fiscal 1996 increased 33.1%, due to the initial start up costs related to the addition of four (4) new stores (two (2) bookstores and two (2) Kideology(TM) stores), the introduction of the Company's new Kideology(TM) retail format, and the slower than anticipated growth in the new stores. The new bookstores were sited closer to major metropolitan areas resulting in higher selling, general and administrative costs.

        In fiscal 1996, the Company incurred other expenses of $305,637. These expenses were recorded as a result of the closing of two (2) of the Company's underperforming bookstores. As a percentage of net sales, selling, general and administrative expenses increased from 37.8% of net sales for Fiscal 1995 to 45.6% of net sales for Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

        Cash amounted to $140,417 at February 2, 1997, as compared to $383,918 at January 28, 1996. Inventories decreased by $3,522,277 to $2,784,531 at February 2, 1997 from $6,306,808 at January 28, 1996. This is the result of the closing of six retail locations. Working capital at February 2, 1997 was $59,243 as compared to $1,920,850 at January 28, 1996. The Company's independent auditors have stated that as a result of the Company's current financial condition there is substantial doubt as to the Company's ability to continue as a going concern.

        On October 11, 1996, the Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 25, 1996, whereby VGBS agreed to loan up to $1,200,000 to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Grid Note"). The Grid Note bears interest at the rate of 9% per annum with principal and interest due in arrears in quarterly installments commencing June 30, 1997. Pursuant to the Credit Agreement, the Company has agreed that the $1,200,000 loan amount to be provided by VGBS pursuant to the Grid Note will be used by the Company solely to repay the entire principal amount owed by the Company to the holders of the Company's 1995 7% Convertible Senior Subordinated Debentures (the "Debentures"). To date, VGBS has made one installment loan on the Grid Note and the Company has reduced the amount due to its Debentureholders to approximately $900,000. The Company owes approximately $300,000 to VGBS pursuant to the Grid Note.

        Concurrent with the consummation of the Credit Agreement, the Company executed a Warrant to purchase up to 2,400,000 shares of the Company's Common Stock at the purchase price of $.50 per share in favor of VGBS (the "Warrant").

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

        Additionally, to induce VGBS to enter into the Credit Agreement, certain of the Company's shareholders granted an irrevocably proxy to VGBS pursuant to a Shareholders' Agreement and Irrevocable Proxy to vote such shareholders' shares of Common Stock (the "Shareholders' Agreement"). Subsequent to the execution of the Credit Agreement, however, certain of such shareholders sold their shares in violation of the Shareholders Agreement.

        Furthermore, under the terms of the Credit Agreement, VGBS has the right to reconstitute the entire Board of Directors of the Company, and, as such, three of the four current directors of the Company have tendered their resignations from the Board of Directors to the Company, including Raymond C. Sparks, such resignations to be held by the Company pending acceptance by the Company.

        VGBS is an affiliate of H.J. Meyers & Co., Inc., the Placement Agreement in this Offering. The Company believes that given the lack of available credit terms from unaffiliated third parties, the consideration for the transactions described above was the result of arms-length negotiations between the Company and VGBS. No assurances can be given that the Company will be able to borrow additional funds pursuant to the Grid Note.

SEASONALITY AND QUARTERLY FLUCTUATIONS

        The specialty retail industry, which includes the Company's bookstore and Kideology(TM) stores, is subject to certain seasonal customer buying patterns. Typically, within the Company's fiscal year, net sales and income from operations are significantly higher during the fourth fiscal quarter, which includes the traditional holiday season, and are lowest in the first and second fiscal quarters. Working capital requirements are generally greatest during the third and fourth fiscal quarters due to the seasonality of the Company' business. This seasonal pattern is primarily due to the increased customer demand for books during the year-end holiday selling season.

INFLATION

        There was no significant impact on the Company' operations as a result of inflation during the last two fiscal years.

ITEM 7. FINANCIAL STATEMENTS.

        The Company's Financial Statements, including Consolidated Balance Sheets as of February 2, 1997 and January 28, 1996 and the related Consolidated Statements of Operations, changes in stockholders' equity and cash flows for the twelve (12) months ended February 2, 1997 and January 28, 1996, respectively. For a list of the Consolidated Financial Statements filed as part of this report, see Contents to Consolidated Financial Statements at F-2. The Consolidated Financial Statements are deemed a part of this 10-KSB.

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------
                                AND SUBSIDIARIES
                                ----------------

                               ROCHESTER, NEW YORK
                               -------------------


                    AUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    -----------------------------------------

                                       AND
                                       ---

                          INDEPENDENT AUDITORS' REPORTS
                          -----------------------------

                      FEBRUARY 2, 1997 AND JANUARY 28, 1996
                      -------------------------------------

                                    CONTENTS
                                    --------


AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                PAGE
-----------------------------------------                                ----

  Independent Auditors' Reports                                           F-3

  Consolidated Balance Sheets                                             F-5

  Consolidated Statements of Operations                                   F-6

  Consolidated Statements of Changes in Stockholders' Equity              F-7

  Consolidated Statements of Cash Flows                                   F-8

  Notes to Consolidated Financial Statements                             F-10

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------




Board of Directors and Stockholders
The Village Green Bookstore, Inc.
  and Subsidiaries

We have audited the accompanying consolidated balance sheet of The Village Green Bookstore, Inc. and Subsidiaries as of February 2, 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Village Green Bookstore, Inc. and Subsidiaries as of February 2, 1997, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements for the year ended February 2, 1997 have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company has experienced recurring losses from operations and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The consolidated financial statements for the year ended February 2, 1997 do not include any adjustments that might result from the outcome of this uncertainty.




                                                MENGEL, METZGER, BARR & CO. LLP


Rochester, New York
May 15, 1997

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
  The Village Green Bookstore, Inc.
Rochester, New York

We have audited the accompanying consolidated balance sheet of The Village Green Bookstore, Inc. as of January 28, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended January 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 1996, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying 1996 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the consolidated financial statements, the Company is experiencing difficulty in generating cash flows from operations and has recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note B. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Deloitte & Touche LLP
Rochester, New York
May 9, 1996

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                             ASSETS
                             ------                                 February 2,    January 28,
                                                                       1997           1996
                                                                   -----------    -----------
CURRENT ASSETS
  Cash                                                             $   140,417    $   383,918
  Receivables                                                           80,725        130,974
  Inventories                                                        2,784,531      6,306,808
  Other current assets                                                  95,594        290,141
                                                                   -----------    -----------
                                            TOTAL CURRENT ASSETS     3,101,267      7,111,841

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation and amortization                                      1,331,313      1,933,838

OTHER ASSETS                                                            57,802        161,585
                                                                   -----------    -----------
                                                    TOTAL ASSETS   $ 4,490,382    $ 9,207,264
                                                                   ===========    ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES
  Current portion of long-term debt                                $ 1,001,519    $ 1,231,227
  Accounts payable                                                   1,746,379      3,332,642
  Accrued payroll expense                                               47,577         77,565
  Accrued sales taxes payable                                           57,534         81,442
  Other current liabilities                                            189,015        468,115
                                                                   -----------    -----------
                                       TOTAL CURRENT LIABILITIES     3,042,024      5,190,991

LONG-TERM DEBT                                                         277,090         13,965

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Common stock, $.001 par:
    Authorized 10,000,000 shares
    Issued and outstanding, 3,741,255 shares                             3,741          3,741
  Additional paid-in capital                                         8,117,154      8,117,154
  Accumulated deficit                                               (6,949,627)    (4,118,587)
                                                                   -----------    -----------
                                                                     1,171,268      4,002,308
                                                                   -----------    -----------
                                           TOTAL LIABILITIES AND
                                            STOCKHOLDERS' EQUITY   $ 4,490,382    $ 9,207,264
                                                                   ===========    ===========






The accompanying notes are an integral part of the consolidated financial statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

                                                                              Year ended
                                                                     ----------------------------
                                                                      February 2,    January 28,
                                                                          1997           1996
                                                                     ------------    ------------
Net sales                                                            $  8,069,316    $ 11,040,366

Cost of goods sold                                                      5,621,528       7,138,108
                                                                     ------------    ------------
                                                      GROSS PROFIT      2,447,788       3,902,258

Selling, general and administrative expenses                            4,100,893       5,030,044

Other expenses                                                          1,025,818         305,637
                                                                     ------------    ------------
                                              LOSS FROM OPERATIONS     (2,678,923)     (1,433,423)

Other income (expense):
  Sundry                                                                    9,258          65,654
  Interest expense                                                       (122,716)       (111,869)
  Amortization of debt issuance costs                                     (23,781)       (171,500)
  Loss on disposal of property and equipment                               (8,378)           --
                                                                     ------------    ------------
                                                                         (145,617)       (217,715)
                                                                     ------------    ------------
                                          LOSS BEFORE INCOME TAXES     (2,824,540)     (1,651,138)

Income taxes                                                                6,500           3,591
                                                                     ------------    ------------
                                                          NET LOSS   $ (2,831,040)   $ (1,654,729)
                                                                     ============    ============

Net loss per common share                                            $      (0.76)   $      (0.48)
                                                                     ============    ============

Weighted average number of common shares outstanding                    3,741,255       3,428,294
                                                                     ============    ============


















The accompanying notes are an integral part of the consolidated financial statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

                YEARS ENDED FEBRUARY 2, 1997 AND JANUARY 28, 1996
                -------------------------------------------------


                                                                           Additional                         Total
                                                               Par          paid-in        Accumulated  stockholders'
                                             Shares           value          capital         deficit         equity
                                           -----------     -----------     -----------     -----------   ----------
Balance at January 29, 1995                 1,710,880     $     1,711     $ 3,232,573     $(2,463,858)   $   770,426

Exercise of warrants                              100            --                50            --               50

Issuance of common
  stock                                     2,216,775           2,216       5,195,845            --        5,198,061

Purchase and retirement
  of common stock                            (186,500)           (186)       (186,314)           --
(186,500)

Payment to stockholder                           --              --          (125,000)           --
(125,000)

Net loss for the year                            --              --              --        (1,654,729)
(1,654,729)
                                          -----------     -----------     -----------     -----------    -----------
                       BALANCE AT
                      JANUARY 28, 1996      3,741,255           3,741       8,117,154      (4,118,587)     4,002,308

Net loss for the year                            --              --              --        (2,831,040)    (2,831,040)
                                          -----------     -----------     -----------     -----------    -----------
                       BALANCE AT
                      FEBRUARY 2, 1997      3,741,255     $     3,741     $ 8,117,154     $(6,949,627)   $ 1,171,268
                                          ===========     ===========     ===========     ===========    ===========






























The accompanying notes are an integral part of the consolidated financial statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                                 Year ended
                                                                         ---------------------------
                                                                         February 2,     January 28,
                                                                             1997           1996
                                                                         -----------    -----------
CASH FLOWS - OPERATING ACTIVITIES
  Net loss                                                               $(2,831,040)   $(1,654,729)
  Adjustments to reconcile net loss to net cash (used for)
    operating activities:
      Depreciation and amortization                                          437,788        480,274
      Other expenses                                                         293,141        305,637
      Security deposits forfeited                                             80,002           --
      Loss on disposal of property and equipment                               8,378           --
      Changes in operating assets and liabilities:
        Receivables                                                           74,249         72,287
        Inventories                                                        3,522,277     (1,574,604)
        Other current assets                                                 194,547        (96,946)
        Accounts payable                                                  (1,586,263)       (15,830)
        Accrued payroll expense                                              (29,988)        22,135
        Accrued sales taxes payable                                          (23,908)        15,452
        Other current liabilities                                           (279,100)       120,022
                                                                         -----------    -----------
                                                  NET CASH (USED FOR)
                                                 OPERATING ACTIVITIES       (139,917)    (2,326,302)

CASH FLOWS - INVESTING ACTIVITIES
  Purchases of property and equipment                                        (58,347)    (1,117,472)
  Other                                                                         --            1,216
                                                                         -----------    -----------
                                                  NET CASH (USED FOR)
                                                 INVESTING ACTIVITIES        (58,347)    (1,116,256)

CASH FLOWS - FINANCING ACTIVITIES
  Proceeds from borrowings of long-term debt                                 300,000           --
  Payments on long-term debt                                                (345,237)    (1,826,168)
  Proceeds from issuance of common stock, net of expenses                       --        5,361,674
  Purchase and retirement of common stock, net                                  --         (103,500)
  Payment to stockholder                                                        --         (125,000)
                                                                         -----------    -----------
                                    NET CASH (USED FOR) PROVIDED FROM
                                                 FINANCING ACTIVITIES        (45,237)     3,307,006
                                                                         -----------    -----------

                                               NET (DECREASE) IN CASH       (243,501)      (135,552)

Cash at beginning of year                                                    383,918        519,470
                                                                         -----------    -----------
                                                  CASH AT END OF YEAR    $   140,417    $   383,918
                                                                         ===========    ===========

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

                  CONSOLIDATED STATEMENTS OF CASH FLOWS, Cont'd
                  ---------------------------------------------




                                                                               Year ended
                                                                        -------------------------
                                                                        February 2,   January 28,
                                                                           1997          1996
                                                                         --------      --------
NON-CASH OPERATING, INVESTING AND
  FINANCING ACTIVITIES
    Receivable acquired in connection with sale of property
      and equipment                                                      $ 24,000      $   --
                                                                         ========      ========

    Equipment acquired under capital lease obligation                    $ 78,654      $   --
                                                                         ========      ========

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the year for:
    Interest                                                             $ 66,045      $111,869
                                                                         ========      ========

    Income taxes                                                         $  3,133      $    850
                                                                         ========      ========
























The accompanying notes are an integral part of the consolidated financial statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-------------------------------------------------------------------

    The Company
    -----------
    The Company was organized in 1982 to acquire the business of the Village Green Bookstore, a Rochester based proprietorship which had been engaged in the bookstore business since 1973. The Company's corporate name was changed in February 1986 to The Village Green Bookstore, Inc. In 1996, the Company introduced Kideology(TM), with the opening of two stores. Kideology(TM) is an educational retail system which the Company developed to sell educational toys and products to children from ages 14 and under.

    The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton Booksellers, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within the Company's existing markets. The Company's strategic objective is to attempt to continue to operate retail bookstores in the areas in which it currently competes.

    Each Company store is situated and merchandised to specifically address the tastes and demand characteristics of its clientele. The Company's stores feature a diversified retail mix. The Company's basic store format includes
    (i) an inventory of several thousand book titles and magazines, periodical and newspaper titles per store per year; (ii) a stationery department which carries a number of lines of greeting cards, boxed stationery and writing papers; (iii) a gift department, which offers unusual, humorous and traditional gift items; (iv) a gourmet and packaged food department selling fresh and packaged desserts, gourmet chocolates, coffees and ice creams as well as other food items; and (v) special services such as special orders of books and newspapers. The Company also offers books-on-tape, selective video tape rentals and multimedia products in several of its locations.

    The Company currently carries on business at four locations in Rochester, New York, two locations in Buffalo, New York, and one location in Doylestown, Pennsylvania.

    Principles of consolidation
    ---------------------------
    The consolidated financial statements include the accounts of The Village Green Bookstore, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    Fiscal year
    -----------
    The Company has a 52/53 week fiscal year which ends on the Sunday which falls closest to January 31.

    Concentration of credit risk - cash
    -----------------------------------
    The Company maintains its cash balances in four financial institutions. These balances are insured by the Federal Deposit Insurance Corporation up to $100,000 at each financial institution. Uninsured balances amounted to approximately $133,000 at February 2, 1997.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
-------------------------------------------------------------------

    Inventories
    -----------
    Inventories are stated at the lower of cost, determined by the first-in, first-out (FIFO) method, or market. Certain merchandise, such as books and magazines are returnable to vendors. Books and magazines represent approximately $1,984,000, or 71%, of the Company's inventories at February 2, 1997. The majority of books are returnable if held less than one year. Unsold magazines must generally be returned within six months.

    Property and equipment
    ----------------------
    Property and equipment are recorded at cost, or in the case of equipment under capital leases, the present value of minimum lease payments or fair value, whichever is lower. Depreciation is recorded on a straight-line basis over the estimated useful lives of the assets. In the case of leasehold improvements, amortization is recorded on the straight-line basis over the lesser of the estimated useful lives of the assets or the lease period. The estimated useful lives of the Company's fixed assets range from three to ten years.

    Major renewals and betterments are capitalized, while maintenance and repairs are charged to operations as incurred. Upon sale or retirement, the related cost and accumulated depreciation or amortization are removed from the accounts and the related gain or loss is reflected in operations.

    Impairment of long-lived assets
    -------------------------------
    During fiscal 1997, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 prescribes that an impairment loss is recognized in the event that facts and circumstances indicate that the carrying amount of an asset may not be recoverable, and an estimate of future undiscounted cash flows is less than the carrying amount of the assets. Impairment is recorded based on an estimate of future discounted cash flows. The Company has determined that no impairment loss needs to be recognized for applicable assets of continuing operations.

    Pre-opening expenses
    --------------------
    Incremental expenses related to the opening of new stores are capitalized as incurred up to the point that retail sales commence. Once a store opens and retail sales commence, the capitalized pre-opening expenses are amortized over a twelve month period. Commissions paid upon signing of leases are amortized over the life of the lease. Such costs have been fully amortized or written off in connection with certain store closings (see Note F).

    Deferred debt issuance costs
    ----------------------------
    Deferred debt issuance costs were being amortized over the term of the related debt instruments. Such costs were fully amortized at February 2, 1997.

    Loss per common share
    ---------------------
    Loss per common share is based on the weighted average number of common shares considered to be outstanding during the year.
                                     F - 11

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE A:  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Cont'd
-------------------------------------------------------------------

    Income taxes
    ------------
    Deferred income tax assets and liabilities arise from temporary differences associated with differences between the financial statement and tax basis of assets and liabilities, as determined by the enacted rates which are expected to be in effect when these differences reverse. Deferred tax assets and liabilities are classified as current or noncurrent, depending on the classification of the assets and liabilities to which they relate. Deferred tax assets and liabilities not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse. The principal types of temporary differences between assets and liabilities for financial statement and tax return purposes are detailed in Note G.

    Estimates
    ---------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B:  BASIS OF PRESENTATION AND MANAGEMENT'S PLANS
-----------------------------------------------------

    Basis of presentation
    ---------------------
    The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred significant operating losses in each of the last five fiscal years, including net losses of $2,831,040 and $1,654,729 in fiscal 1997 and 1996, respectively. In addition, the Company has been unable to generate sufficient cash flows from operations and is currently in default on a debt obligation to its Debenture holders which was due in April 1996 (see Note
    D). Further, the Company is currently experiencing difficulty obtaining inventory as payment terms with several of its vendors have been changed from trade credit arrangements to cash-on-delivery (C.O.D.). These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    Management's plans
    ------------------
    In an effort to improve operating performance and continue its operations, the Company has been and will be implementing certain programs and strategies in fiscal 1998. These strategies include:

      o     Optimization   of  Retail   Product  Mix  -  The  Company  seeks  to
            differentiate itself from its competition by, among other things, offering a retail mix that is focused and optimized to address the tastes and demands of an affluent clientele.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE B:  BASIS OF PRESENTATION AND MANAGEMENT'S PLANS, Cont'd
-----------------------------------------------------

      o Emphasis on Social and Cultural Meeting Places; Establishment of Strong Community Ties The Company has introduced coffee cafes at certain of its stores. By incorporating this concept, the Company hopes to take advantage of the changing social patterns evidenced by the proliferation of coffee cafes and reemphasize Village Green stores as community meeting places and leisure oriented establishments. Accordingly, the Company has sought to integrate each of its bookstores into their respective communities through the sponsorship of, and participation in, community activities such as book and poetry readings, children's programs, book fairs and literature discussion groups.

      o Operate existing stores in a manner that will maximize profits and cash flow by increasing sales and minimizing expenses to the extent possible.

      o Market aggressively to maximize sales for stores which are currently in operation.

      o Close stores which cannot be operated at a profitable level and generate cash flow.

      o     Continue  to  negotiate   terms  with  vendors  to  assure  adequate
            inventory levels are maintained at the Company's stores.

      o Take all steps necessary to facilitate the merger of the Company into a subsidiary of CD Titles, Inc. (see Note J). Should the common stock offering cited in Note J be consummated, the Company believes working capital will be available and the Company will be in a position to negotiate repayment of the amounts due the Debenture holders (see Note D) as well as other obligations.

NOTE C:  PROPERTY AND EQUIPMENT
-------------------------------

    Property and equipment consist of the following:

                                                                February 2,  January 28,
                                                                    1997         1996
                                                                -----------  -----------
      Equipment under capital lease                             $   179,020  $   100,366
      Equipment and vehicles                                        551,971      563,267
      Furniture and fixtures                                        855,842      933,782
      Rental videos                                                  66,404       65,271
      Leasehold improvements                                        836,555    1,170,974
                                                                -----------   ---------
                                                                  2,489,792    2,833,660
      Less accumulated depreciation and amortization              1,158,479      899,822
                                                                -----------  -- -------
                                   Net property and equipment   $ 1,331,313  $ 1,933,838
                                                                ============ ===========

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE D:  DEBT
-------  ----

    On October 11, 1996, the Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 25, 1996, whereby VGBS agreed to loan up to $1.2 million to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Note"). Advances of $300,000 were scheduled to be made quarterly, contingent upon the Company complying with certain representations, warranties and covenants contained in the Credit Agreement. The first $300,000 was advanced on September 26, 1996. As of May 15, 1997, no subsequent amounts have been advanced under the Credit Agreement. The Note bears interest at the rate of 9% per annum with principal and interest payable in equal quarterly installments commencing June 30, 1997 through June 2000. Pursuant to the Credit Agreement, the Company has agreed that all amounts advanced by VGBS pursuant to the Note will be used by the Company solely to repay principal amounts owed by the Company to the holders of the Company's Convertible Debentures (the "Debentures") as cited below.

    The Company has also entered into a Security Agreement with VGBS pursuant to which the Company has granted VGBS a security interest in all assets of the Company to secure the indebtedness incurred by the Company pursuant to the Credit Agreement and Note. The Security Agreement is senior in right of payment and in collateral except for up to $500,000 for the financing of merchandise inventories. VGBS has agreed to subordinate its security interest under the Security Agreement to the holders of the Debentures in the event VGBS breaches its obligation to fund any installment due to the Company under the Credit Agreement and Note.

    On April 28, 1994, the Company consummated a private placement of convertible Debentures with an aggregate value of $1.2 million (which in previous years had been referred to as 7% Convertible Senior Subordinated Debentures). These Debentures are convertible into 240,000 shares of the Company's common stock at a conversion price of $5.00 per share. The Debentures had an original maturity date of April 1996. During fiscal 1997 and 1996, the debentures were not converted or redeemed, in whole or in part. The Company was unable to pay its obligation for the Debentures which was due in April 1996. In May 1996, the Debenture holders entered into an agreement with the Company whereby the interest rate on the Debentures was increased from 7% to 9%. In accordance with the Credit Agreement cited above, a principal payment of $300,000 was made to the Debenture holders on September 25, 1996.

    Long-term debt consists of the following:
                                                              Year ended
                                                    ----------------------------
                                                    February 2,      January 28,
                                                       1997              1996
                                                    ----------        ----------
     Convertible Debentures                         $  900,000        $1,200,000
     Note payable to VGBS                              300,000              --
     Obligations under capital leases                   78,609            45,192
                                                    ----------        ----------
                                                     1,278,609         1,245,192
     Less current portion                            1,001,519         1,231,227
                                                    ----------        ----------
                                                    $  277,090        $   13,965
                                                    ==========        ==========

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE D:  DEBT, Cont'd
-------------

    Maturities of long-term debt are scheduled as follows:

                                      1998                     $ 1,001,519
                                      1999                         115,629
                                      2000                         117,862
                                      2001                          43,599
                                                               -----------
                                                               $ 1,278,609
                                                               ===========



NOTE E:  STOCKHOLDERS' EQUITY
-----------------------------

    Concurrent with the execution of the Credit Agreement cited in Note D, the Company executed a warrant allowing VGBS to purchase up to 2,400,000 shares of the Company's common stock at a price of $.50 per share (the "Warrant"). The Warrant is presently exercisable and may be exercised through September 15, 2001. The Warrant is subject to anti-dilution provisions and will not be registered under the Securities Act of 1933, as amended. To induce VGBS to enter into the Credit Agreement, certain of the Company's stockholders granted an irrevocable proxy to VGBS pursuant to a Shareholders' Agreement and Irrevocable Proxy (the "Shareholders' Agreement") to vote such stockholders' shares of common stock. There are currently 156,000 shares of common stock subject to the Shareholders' Agreement.

    In May 1996, the Debenture holders cited in Note D were given warrants to purchase up to 60,000 shares of the Company's common stock at a price of $1.25 per share. These warrants are presently exercisable and may be exercised through August 7, 2001.

    On March 23, 1995, the Company consummated a public offering (the "Offering") of 2,216,755 Units, each Unit consisting of one share of the Company's common stock, par value $.001 per share and one Redeemable Common Stock Purchase Warrant at a public offering price of $3.00 per Unit. The warrants attached to the Offering may be exercised to purchase common stock of the Company at a price of $3.60 per share, through their expiration in March 2000. The Company received proceeds of $5,198,061 from the offering, which were net of related expenses totaling $1,452,204.

    The Company entered into an agreement with an investor in September 1994, in which the investor purchased for $300,000, 100,000 shares of the Company's common stock and a warrant to purchase an additional 100,000 shares of the Company's common stock. The Company had agreed to pay the investor any amount by which the net proceeds of the entire 100,000 shares of common stock that were subsequently sold by the investor were less than $300,000. During fiscal 1996, the investor sold the 100,000 shares of common stock for $175,000. Accordingly, the Company made a payment of $125,000 to the investor, which was charged to additional paid-in capital.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE E:  STOCKHOLDERS' EQUITY, Cont'd
-----------------------------

    Option plans
    ------------
    Under the Village Green Bookstore, Inc. 1987 Stock Option Plan, an aggregate of 100,000 shares of common stock were authorized for issuance. Options issued under this Plan, which is non-compensatory and involve only common stock, expire eight years from the date of grant.
    Future grants for this Plan are not expected.

    The Company's 1993 Stock Option Plan provides for the issuance of up to an aggregate of 200,000 shares of common stock. The Committee administering the Plan is authorized under the Plan to grant incentive stock options and non-qualified options. The exercise price per share of common stock under an option will be established by the Committee at the time of the grant, provided that with respect to incentive stock options, the option price will not be less than the fair market value of the common stock at the time the option is granted, and with respect to non-qualified stock options, the option price will not be less than 85% of the fair market value of the common stock at the time the option is granted. Options may be exercised in whole or in part at such date or dates as determined by the Committee. No options shall be exercisable later than ten years from the date of the grant of such options. At February 2, 1997, 68,250 shares were reserved for future grant. A summary of option transactions is presented below:

                                            Year ended                  Year ended
                                         February 2, 1997            January 28, 1996
                                     -----------------------      ----------------------
                                     1987 Plan     1993 Plan      1987 Plan    1993 Plan
                                     ---------     ---------      --------     ---------
     Shares under option,
       beginning of year                64,500       188,250        76,500       138,250
     Options granted                      --            --            --          75,000
     Options expiring                  (16,000)      (56,500)      (12,000)      (25,000)
                                      --------      --------      --------      --------
             Shares under option,
                      end of year       48,500       131,750        64,500       188,250
                                      ========      ========      ========      ========

     Shares exercisable,
       end of year                      48,500       131,750        64,500       188,250
                                      ========      ========      ========      ========

     Exercise price of shares         $1.97 to      $2.00 to      $1.10 to      $2.00 to
       exercisable                    $  2.188      $  3.875      $  2.188      $  3.875
                                      ========      ========      ========      ========

    In addition to the above options, under an agreement dated June 28, 1993, the Company's President was granted a non-qualified, three year non-plan option to purchase 103,500 shares of the Company's common stock at an exercise price of $1.97 per share. These options were not exercised and expired on June 28, 1996.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE F:  OTHER EXPENSES
-----------------------

    During fiscal 1997, the Company closed four stores (located in Ridgefield, CT, Philadelphia, PA, Wilkes-Barre, PA, and Greece, NY), primarily as a result of the need to generate working capital to sustain the operations of its other locations. These stores were closed between May 1996 and January 1997. Accordingly, a pre-tax charge of $1,025,818 was recorded during the year ended February 2, 1997 for costs associated with the store closings, consisting of lease settlement payments and obligations ($84,592) the write-off of fixed assets ($293,141), restocking and other charges related to the return of inventories ($419,045) and other costs related to moving inventories and fixed assets from the closed stores to other operating locations of the Company ($229,040).

    In January 1996, the Company decided to close two underperforming stores (located in Blasdell, NY and Philadelphia, PA) which were subsequently closed by the end of March 1996. Accordingly, a pre-tax charge of $305,637 was recorded in the fourth quarter of fiscal 1996 for costs associated with the store closing process, consisting of a reserve for lease settlements ($165,000) and for the write-off of intangible and fixed assets ($140,637).

NOTE G:  INCOME TAXES
---------------------

    The provision for income taxes for the years ended February 2, 1997 and January 28, 1996 consists of the following:


                                                   1997             1996
                                                 ----------      ---------

     Federal                                     $   --          $  --
     State                                           6,500           3,591
                                                 ---------       ---------
                                                 $   6,500       $   3,591
                                                 =========       =========

    Deferred income tax assets resulting from temporary differences as of February 2, 1997 and January 28, 1996 are as follows:

                                                          Assets
                                               ---------------------------
                                                  1997              1996
                                               -----------     -----------

     Allowance for doubtful receivables        $     8,393     $     4,837
     Net operating loss carryforwards            2,047,959       1,165,466
     Less valuation allowance                   (2,056,352)     (1,170,303)
                                               -----------     -----------
                                               $      --       $      --
                                               ===========     ===========

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE G:  INCOME TAXES, Cont'd
---------------------

    Income taxes were computed at rates other than the statutory federal income tax rate due to the following items:

                                                       1997                    1996
                                               -------------------     --------------------
                                                Amount     Percent      Amount      Percent
                                               ---------   -------     ---------    -------
       Tax benefit at federal statutory rate   $(958,891)    (34.0)%   $(562,607)    (34.0)%
       State taxes, net of federal benefit         6,500        .2         3,591        .2
       Net operating loss carryforward
         not utilized                            958,891      34.0       562,607      34.0
                                               ---------    ------     ---------      ----
                                               $   6,500        .2 %   $   3,591      .2 %
                                               =========    ======     =========      ====

    At February 2, 1997, the amount of net operating losses available to be carried forward to offset future taxable income was approximately $6,023,000. These losses expire in various years through January 2012. Utilization of the net operating losses is subject to certain change of ownership requirements of the Internal Revenue Code which may limit the amount of net operating losses which could be utilized in a year. If the full amount of the net operating loss allowable with the change of ownership limitation is not used in any year, the amount not used increases the allowable limit in the subsequent year.


NOTE H:  PROFIT-SHARING PLAN
----------------------------

    The Company had a defined contribution profit-sharing plan covering employees who met certain eligibility requirements. The Plan provided for discretionary annual contributions up to 15% of a participants' compensation. The Plan was terminated on October 31, 1995. No contributions were made for the fiscal year ended January 28, 1996.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------


NOTE I:  COMMITMENTS AND CONTINGENCIES
--------------------------------------

    The Company conducts all retail operations on leased premises. Leases are for varying periods and are generally renewable at the option of the Company. The leases usually provide that the Company pay a portion of the taxes, insurance and maintenance costs associated with the leased premises. Most leases provide for additional rents based upon a percentage of sales.

    Lease expenses for the Company's retail and administrative locations were approximately $693,000 and $864,000 for the fiscal years ended February 2, 1997 and January 28, 1996, respectively. At February 2, 1997, future annual minimum rentals for noncancellable operating leases for the Company's operating facilities are as follows:



                       Fiscal Year
                       -----------

                            1998                        $   526,356
                            1999                            534,379
                            2000                            493,896
                            2001                            467,337
                            2002                            479,067
                         Thereafter                       1,614,006
                                                        -----------
                                                        $ 4,115,041
                                                        ===========

    On June 28, 1993, the Company entered into an employment agreement with its President which expired on June 27, 1996 but was extended for an additional year through June 30, 1997. This agreement provides for a base annual salary of $125,000 with salary increases and bonuses to be determined by the Board of Directors at their discretion.

    In August 1994, the Company was named a defendant in a personal injury litigation involving a "slip and fall" on the Company's property. The plaintiff is claiming damages in the amount of $2,000,000. The Company carries $1,000,000 worth of liability insurance which it believes should be sufficient to cover any possible award of damages to the plaintiff. The Company believes it has meritorious defenses and intends to vigorously defend this action. Accordingly, no liability has been recorded in the accompanying consolidated financial statements.

    On March 31, 1995, the Company entered into an agreement (the "Agreement") with Mr. Paul Adams ("Adams"), a former principal stockholder and officer of the Company, in order to resolve certain disputes with respect to (i) the Affiliate Agreement between the Company and Adams dated June 28, 1993 (the "Affiliate Agreement") and (ii) their relationship as landlord and tenant with respect to the premises located at 746-766 Monroe Avenue, Rochester, New York (the "Monroe Avenue Lease").

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
               --------------------------------------------------

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Cont'd
               --------------------------------------------------

                      FOR THE YEARS ENDED FEBRUARY 2, 1997
                      ------------------------------------
                              AND JANUARY 28, 1996
                              --------------------

NOTE I:  COMMITMENTS AND CONTINGENCIES, Cont'd
--------------------------------------

    Under the terms and conditions provided for in the Adams Agreement, (i) the parties terminated the Affiliate Agreement; (ii) the Company exercised its option with Adams and acquired 186,500 shares of the Company's common stock held by Adams at an exercise price of $186,500, which exercise price was offset by the repayment by Adams of $83,000 in loans previously made by the Company to Penfield Realty Holding Co., Inc. and William Yager (the "Yager Loans"), resulting in the net payment from the Company to Adams in the amount of $103,500; (iii) the Collateral Assignment of Mortgage Agreement between the parties dated June 28, 1993, which secured Adams' obligation to repay the Yager Loans, was terminated; (iv) the Option to Purchase Real Property Agreement dated June 28, 1993 between the parties, which secured certain of Adam's obligations under the Affiliate Agreement, was terminated;
    (v) the parties executed a Further Modification Agreement to the Monroe Avenue Lease; (vi) the parties and Lyndon Guaranty Bank of New York, the new mortgagee of the Monroe Avenue premises, executed a Subordination, Non-Disturbance and Attornment Agreement; and (vii) Adams executed and delivered general releases in favor of the Company, its Board of Directors and executive officers and its subsidiaries and the Company, its Board of Directors and executive officers and its subsidiaries executed and delivered general releases in favor of Adams.

    The Company has been named a defendant in an action commenced during the first quarter of fiscal 1997 in Delaware County, PA. The plaintiff, Glen Eagle, is the landlord of the Company's former Glen Eagle, PA store, which the Company closed during fiscal 1997. Glen Eagle has brought a suit for lease termination damages in excess of $1 million for unpaid rent scheduled to be paid over the remaining term of the ten year lease agreement. Discovery proceedings in the case are just getting underway. At this time, the outcome of this matter cannot be assessed with certainty, especially with respect to open issues such as potential mitigation of damages by reletting of the premises.


NOTE J:  SUBSEQUENT EVENT
-------------------------

    On April 18, 1997, the Company announced that it had reached an agreement in principle with CD Titles, Inc. and H.J. Meyers & Co. (an underwriter, which is also a market maker for the Company's common stock), whereby the Company will be merged into a subsidiary of CD Titles, Inc. The new corporation created as a result of the merger, plans to issue and sell $5,000,000 of its common stock to the public. The agreement in principle is subject to the customary contingencies, including due diligence by the parties, stockholder approval and market factors. Upon execution of a definitive agreement, the Company plans to submit the proposed merger to its stockholders for approval.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        On April 22, 1997, the Company dismissed its former auditors, Deloitte & Touche LLP and replaced such auditors with Mengel, Metzger, Barr and Co. LLP. Deloitte & Touche LLP's report on the year ended January 28, 1996 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to audit scope or accounting principles, except that their report on the consolidated financial statements for the fiscal year ended January 28, 1996 expressed substantial doubt as to the Company's ability to continue as a going concern.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.


        The names, ages and principal occupations of the Directors and Executive Officers of the Company are as follows:

   Name of Director                Age                  Position
---------------------            ------     ------------------------------------
Raymond C. Sparks                  46        Chairman of the Board of Directors,
                                             President, Chief Executive Officer,
                                             Treasurer, Chief Financial Officer
                                             and Chief Operating Officer
Steven B. Sands                    38        Director
John P. Holmes                     59        Director
Michael S. Smith                   43        Director

        The term of office of each person elected as a Director will continue until the Company's next Annual Meeting of Shareholders or until his successor has been elected.

        RAYMOND C. SPARKS became the Company's President, Chairman and Chief Executive Officer on June 28, 1993. Mr. Sparks has eight years of public accounting experience in South Africa with Ernst & Young and later, with Webb & Company. Since 1979, Mr. Sparks has concentrated in the retail industry, primarily in supermarket and specialty stores, in both operational and financial capacities. Mr. Sparks was Financial Director for Burlington Industries in Cape Town, South Africa until 1983. From 1983 to 1987, Mr. Sparks was Divisional Financial Manager for Checkers Supermarkets Ltd. in Cape Town, South Africa. Mr. Sparks moved to the United States in 1987, and became Chief Financial Officer of Checkers Restaurants in Brooklyn, New York. In 1989, he was named Vice President of Finance at Tie Rack (U.S.), Inc. Mr. Sparks was the Chief Operating/Financial Officer of Burke & Burke (New York) in 1991. Mr. Sparks was Vice President and Chief Financial Officer of Conston Corporation, an apparel retailer located in Philadelphia before he joined the Company in June 1993. Mr. Sparks holds the professional qualification of Chartered Accountant (C.A.(S.A.)), and was awarded a Bachelor of Commerce (with honors) degree in Financial Accounting by the University of Cape Town, South Africa.

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

        MICHAEL S. SMITH is President and Chief Executive Officer of International Capital and Management, Inc. ("ICM"), a financial consulting and investment banking firm. Prior to Mr. Smith's association with ICM, he was Managing Director of Corporate Finance at H.J. Meyers & Co., Inc. (f/k/a Thomas James Associates, Inc.) ("H.J. Meyers"), an investment banking firm which acted as the managing underwriter of the Company's 1995 public offering. Mr. Smith serves on the Board of Directors of The Bhirud MidCap Growth Fund, a publicly traded mutual fund. Mr. Smith was with H.J. Meyers from May 1991 to February 1997, and from 1987 until 1991 was an attorney with the law firm of Harter, Secrest & Emery. Mr. Smith received a B.A. from Cornell University and a J.D. from Cornell University of Law.

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

ITEM 10.       EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

        The following table discloses the compensation for the persons who served as the Company's Chief Executive Officer during Fiscal Years 1997, 1996 and 1995. No other executive officer of the Company had total compensation in excess of $100,000 for the Fiscal Years 1997, 1996 and 1995.

                               SUMMARY COMPENSATION TABLE

                               Annual Compensation                     Long-Term Compensation
                 -------------------------------------------------    -------------------------
  Name and          Fiscal       Salary     Bonus        Other        Securities    All Other
 Principal           Year          ($)        ($)       Annual        Underlying   Compensation
  Position          Ending                           Compensation     Options          ($)
                  1/28, 1/30,                             ($)            (#)
                      2/2
-------------    -------------  ---------   -------  --------------   -----------  ------------
Raymond C. Sparks    1997       125,500        0          (1)
Raymond C. Sparks    1996       119,065        0        (1)(2)
Raymond C. Sparks    1995       100,096        0        (1)(2)            30,000        20,400


        (1)     Other annual  compensation for Mr. Sparks,  including the use of a Company car and health  insurance  benefits is not reported  because the aggregate of such amounts  does not exceed the  lesser of $50,000 or 10% of Mr.  Sparks'  annual salary and bonus for the periods indicated.

        (2)     Also  includes  $17,522  which  Mr.  Sparks  received  as  reimbursement   for
                relocation expenses.


        The following table sets forth information concerning the value of unexercised stock options held by the Named Executive as of February 2, 1997. No stock options were exercised by the Named Executive in Fiscal 1997.

                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR END OPTION VALUES

                                                         Number of          Value of
                                                        Securities         Unexercised
                                                        Underlying        In-the-Money
                                                        Unexercised        Options at
                                                        Options at         Fiscal Year
                                                      Fiscal Year End        End(1)
                                                      ----------------    --------------
     Name               Shares           Value         Exercisable/        Exercisable
                      Acquired on     Realized ($)     Unexercisable      Unexerciable
                     Exercise (#)
------------------   --------------   -------------   ----------------    --------------
Raymond Sparks             -              N/A          150,000/30,000         $0/$0


The Company does not have a stock appreciation rights plan, any long-term compensation plan, or any pension plan requiring funding.

EMPLOYMENT AGREEMENTS

        On June 28, 1993, the Company entered into an employment agreement with Mr. Raymond C. Sparks, who became the Company's President, Chairman and Chief Executive Officer on that date. This agreement, which has an initial term of three years, provides for a base annual salary of $125,000, with salary increases and bonuses to be determined by the Board of Directors in its discretion. In Fiscal 1997 this contract was extended by the Company through June 30, 1997. In addition, pursuant to Mr. Sparks' employment agreement, the Company reimbursed $17,522 to Mr. Sparks during Fiscal 1996 and 1995 for expenses related to the relocation of Mr. Sparks and his family to the Rochester, New York area.

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

        No Incentive Stock Option may be granted to an individual who, at the time the Option is granted, owns, directly or indirectly, stock possessing more than ten percent (10%) of the total combined voting power of all classes of Common Stock of the Company or of any subsidiary thereof, unless such Option (i) has an Option price of at least 110 percent of the fair market value of the Common Stock on the date of the grant of such Option and (ii) cannot be exercised more than five years after the date it is granted. The Committee may grant options under the 1993 Plan to any officer, Director, employee or consultant of the Company or its subsidiaries, who is not a member of the Committee. Directors of the Company who are not also officers or employees are not eligible for awards under the 1993 Plan. There currently is only one executive officer of the Company who is eligible for the grant of options under the 1993 Plan.
                                      -24-

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

        Options to purchase up to an aggregate of 48,500 shares of the Company's authorized but unissued Common Stock (subject to adjustment in certain cases, including stock splits, recapitalizations and reorganizations) are outstanding under the 1987 Plan as of the date hereof. No additional options may be granted under the 1987 Plan.

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

        Options granted under the 1987 Plan are evidenced by minutes of a meeting or the written consent of the 1987 Plan Committee, ratified by a resolution of the Board of Directors, and by written stock option agreements consistent with the terms of the 1987 Plan, each of which have been executed by the Company and the Participant.

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

        The 1987 Plan provides that purchase price per share of Common Stock deliverable upon the exercise of a 1987 Option will be no less than Fair Market Value of the Common Stock on the date of grant, or in the event the Participant owns more than ten (10%) percent of the outstanding Common Stock, the option price will be no less than 110% of the Fair Market Value on the date of grant. The date of grant will be the date on which the Board of Directors approves of each option authorized by the 1987 Plan Committee. "Fair Market Value" will mean the closing market value on NASDAQ, or such other exchange on which the Common Stock may then be listed.

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

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table sets forth the beneficial ownership of Common Stock as of May 15, 1997 of (a) each Director and nominee for election as a Director,
(b) each executive officer, and (c) each person known by the Company to own beneficially more than five percent of the Company's outstanding Common Stock. The Company believes that, except as otherwise stated, the beneficial holders listed below have sole voting and investment power regarding the shares of Common Stock reflected as being beneficially owned by them.

         Name and Address of Beneficial          Number of         Percent of
                     Owner                       Shares(1)           Shares
         ------------------------------          ---------        -----------
         Raymond C. Sparks                        46,500(2)             1.24%
         Steven B. Sands                          59,500(3)             1.59%
         John P. Holmes                           50,000                1.34%
         All Directors and Executive
           Officers as a Group (4 persons)       157,600(4)             4.21%
________________

(1) Shares of Common Stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for computing the percentage ownership of any other person shown in the table.

(2) Does not include 30,000 shares of Common Stock underlying options which Mr. Sparks does not have the right to acquire within 60 days from the date of this Form 10-KSB.

(3) Includes an aggregate of 50,000 shares of Common Stock and 9,500 Redeemable Warrants owned by three private limited partnerships which Mr. Steven B. Sands may be deemed to control. Does not include any shares that may be held from time to time by Sands Brothers & Co., Ltd. in connection with market making activities.

(4) Consists of Raymond C. Sparks, Steven B. Sands, John P. Holmes and Michael S. Smith.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        On June 28, 1993 (the "1993 Closing Date"), the Company consummated a private placement (the "1993 Private Placement") of 20 Units with 34 investors, including four investors affiliated with Mr. Steven B. Sands, a Director of the Company, in the aggregate amount of $2.0 million, each Unit consisting of (i) a 7.5% Senior Secured Subordinated Note in the principal amount of $90,000 (collectively, the "1993 Notes") and (ii) 20,000 shares of Common Stock at a purchase price of $0.50 per share. To secure the obligations under the 1993 Notes, the Company granted a security interest in substantially all the assets of the Company and pledged the capital stock in each of the Company's subsidiaries in favor of the investors of the 1993 Private Placement. The 1993 Notes were retired from a portion of the net proceeds of the Company's Public Offering and such security interests and pledges were released at such time.

        Sands Brothers & Co., Ltd. ("Sands Brothers") acted as placement agent for the 1993 Private Placement. Mr. Sands is a principal of Sands Brothers. Mr. John P. Holmes, a Director of the Company, is a Managing Director of Sands Brothers. In addition to receiving a ten percent (10%) sales commission ($200,000) and a three percent (3%) expense allowance ($60,000), on the 1993 Closing Date, Sands Brothers received, directly and as nominee for certain of its employees, warrants to purchase 500,000 shares of Common Stock, at an exercise price of $0.50 per share. On the 1993 Closing Date, the closing bid and asked prices for the Common Stock as reported by NASDAQ were $1 13/16 and $2 1/8 per share, respectively. These warrants were exercisable for five years commencing September 27, 1993. On July 28, 1993, Sands Brothers divided 215,000 Placement Agent Warrants among certain of its employees.

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

        On October 11, 1996, The Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 25, 1996, whereby VGBS agreed to loan up to $1,200,000 to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Grid Note"). The Grid Note bears interest at the rate of 9% per annum with principal and interest due in arrears in quarterly installments commencing June 30, 1997. Pursuant to the Credit Agreement, the Company has agreed that the $1,200,000 loan amount to be provided by VGBS pursuant to the Grid Note will be used by the Company solely to repay the entire principal amount owed by the Company to the holders of the Company's 1995 7% Convertible Senior Subordinated Debentures (the "Debentures"). To date, VGBS has made one installment loan on the Grid Note and the Company has reduced the amount due to its Debentureholders to approximately $900,000. The Company owes approximately $300,000 to VGBS pursuant to the Grid Note.

        Concurrent with the consummation of the Credit Agreement, the Company executed a Warrant to purchase up to 2,400,000 shares of the Company's Common Stock at the purchase price of $.50 per share in favor of VGBS (the "Warrant").

        The Company has also entered in to a Security Agreement with VGBS pursuant to which the Company has granted VGBS a security interest on the indebtedness incurred by the Company pursuant to the Credit Agreement and Note. The Security Agreement is senior in right of payment and in collateral except for up to $500,000 of inventory financing for working capital. VGBS has agreed to subordinate its security interest under the Security agreement to the holders of the Debentures in the event VGBS breaches its obligation to fund any installment due to the Registrant under the Credit Agreement and Note.

        Additionally, to induce VGBS to enter into the Credit Agreement, certain of the Company's shareholders have granted an irrevocably proxy to VGBS pursuant to a Shareholders' Agreement and Irrevocable Proxy to vote such shareholders' shares of Common Stock (the "Shareholders' Agreement"). The total number of shares of Common Stock subject to the Shareholders' Agreement is 156,000. Subsequent to the execution of the credit Agreement, however, certain of such shareholders sold their shares in violation of the Shareholders' Agreement.

        Furthermore, under the terms of the Credit Agreement, VGBS has the right to reconstitute the entire Board of Directors of the Company, and, as such, three of the four current directors of the Company have tendered their resignations from the Board of Directors to the Company, including Raymond C. Sparks, such resignations to be held by the Company pending acceptance by the Company.

        VGBS is an affiliate of H.J. Meyers & Co., Inc., the Placement Agreement in the 1995 Public Offering. The consideration for the transactions described above was the result of arms-length negotiations between the Company and VGBS.

        All future transactions and/or loans between the Company and its officers, Directors and 5% shareholders will be on terms no less favorable than could be obtained from independent third parties and will be approved by a majority of the independent, disinterested directors of the Company.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


Exhibit
Number                Description
------                -----------

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

3.5 Certificate of Amendment to the Certificate of Incorporation filed with the Secretary of State of the State of New York on November 12, 1993. [Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-KSB for the year ended January 30, 1994 ("1994 10-KSB")].

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

3.7 By-Laws of Registrant. [Incorporated by reference to Exhibit 2(d) to the Company's S-18 Registration Statement].

3.8 Amendment to Article II, Section 4 of the By-Laws of Registrant. [Incorporated by reference to Exhibit 3.5 of the SB-2 Registration Statement].

4.1 Form of Common Stock certificate of the Company. [Incorporated by reference to Exhibit 3(a) to the Company's S-18 Registration Statement].

4.2 Form of Note issued to investors in the Company's 1993 Private Placement [Incorporated by reference to Exhibit 4.2 to the Company's 1994 10-KSB].

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

4.4 Form of Redeemable Warrant. [Incorporated by reference to Exhibit 4.4 of the SB-2 Registration Statement].

4.5     Form  of  Thomas  James  Associates,  Inc.  Warrant.   [Incorporated  by
        reference to Exhibit 4.5 of the SB-2 Registration Statement].

4.6 Warrant to Purchase up to 2,400,000 Shares of Common Stock of the Company, Par Value $.001 Per Share, Executed by the Company in favor of VGBS Acquisition Corp. ("VGBS") as of September 25, 1996. [Incorporated by reference to Exhibit 2(c) of the Company's Current Report on Form 8-K dated October 11, 1996].

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

10.31   Amendment  to  1987  Incentive  Stock  Option  Plan.   [Incorporated  by
        reference to the Company's Definitive Proxy Statement, dated June 25, 1990].

10.32 Credit Agreement between the Company and VGBS Acquisition Corp. ("VGBS") dated as of September 25, 1996. [Incorporated by reference to Exhibit 2(a) of the Company's Current Report on Form 8-K dated October 11, 1996].

13.33 Senior Secured Promissory Grid Note for $1.2 million, executed by the Company in favor of VGBS and dated September 25, 1996. [Incorporated by reference to Exhibit 2(b) of the Company's Current Report on Form 8-K dated October 11, 1996].

13.34   Shareholders'  Agreement and  Irrevocable  Proxy between  Certain of the
        Company's Shareholders and VGBS dated as of September 25, 1996. [Incorporated by reference to Exhibit 2(d) of the Company's Current Report on Form 8-K dated October 11, 1996].

13.35 Security Agreement between the Company and VGBS dated September 25, 1996. [Incorporated by reference to Exhibit 2(e) of the Company's Current Report on Form 8-K dated October 11, 1996].

22      List of  Subsidiaries  of the  Company.  [Incorporated  by  reference to
        Exhibit 22 of SB-2 Registration Statement].

27 Financial Data Schedule. The Financial Data Schedule is qualified in its entirety by the audited financial statements attached hereto.

(B)  REPORTS ON FORM 8-K

        The Company filed a Current Report on Form 8-K dated June 27, 1996 relating to the resignation of John W. Borek as a Director of the Company.

        The Company filed a Current Report on Form 8-K dated October 11, 1996 relating to the consummation of a Credit Agreement between the Company and VGBS Acquisition Corp.

        The Company filed a Current Report on Form 8-K dated January 24, 1997 relating to the delisting of the Company's Common Stock from the NASDAQ Small Cap Market.

                                   Signatures
                                   ----------

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              THE VILLAGE GREEN BOOKSTORE, INC.




Dated:         May 18, 1997                    By:    /s/ Raymond C. Sparks
                                                   -----------------------------
                                               Raymond C. Sparks, President


        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                         Title                        Date
-----------------------    ---------------------------------------  ------------

/s/Raymond C. Sparks       Chairman of the Board (Principal         May 18, 1997
--------------------
Raymond C. Sparks          Executive Officer), President, Chief
                           Executive Officer, Chief Financial
                           Officer (Principal Financial Officer),
                           Chief Operating Officer, Principal
                           Accounting Officer and Treasurer

/s/Steven B. Sands         Director                                 May 18, 1997
-----------------------
Steven B. Sands

/s/ John P. Holmes         Director                                 May 18, 1997
-----------------------
John P. Holmes

/s/Michael S. Smith        Director                                 May 18, 1997
-----------------------
Michael S. Smith