Form 10QSB
period 1997-05-04
VILLAGE GREEN BOOKSTORE INC
filed 1997-06-18
CIK 791731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                F O R M  10-QSB


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended May 4, 1997

                                     OR

        [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

                for the transition period from_______to_________

                         Commission file number 0-00167
                                                -------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of June 12, 1997 was 3,741,355.

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
          Item 1.   Financial Statements

                    Consolidated Statement of Operations
                    for the three months ended
                    May 4, 1997 and April 28, 1996...........................3

                    Consolidated Balance Sheets as of
                    May 4, 1997 and February 2, 1997.........................4

                    Consolidated Statement of Cash Flows for the
                    three months ended May 4, 1997 and
                    April 28, 1996 ..........................................6

                    Notes to Financial Statements............................7

          Item 2.   Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations...........9

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................12

          Item 3.   Defaults Upon Senior Securities.........................12

          Item 6.   Exhibits and Reports on Form 8-K........................12

          Index to Exhibits.................................................14

          Exhibit 11........................................................15

Item 1.   Financial Statements.

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE THREE MONTHS ENDED

                         MAY 4, 1997 AND APRIL 28, 1996


                                                  May 4, 1997     April 28, 1996
                                                  -----------     --------------

Net Sales                                        $ 1,176,901        $ 2,597,470

Cost of Goods Sold                                   756,994          1,661,988
                                                 -----------        -----------
Gross Profit                                     $   419,907        $   935,482

Selling, General, and
  Administrative Expenses                            695,462          1,356,245
                                                 -----------        -----------
Loss from Operations                             $  (275,555)       $  (420,763)

Other Income (Expense)

  Interest Expense                                   (27,985)           (21,000)

 Restructuring Costs                                 (21,965)                 0

  Amortization of Offering Costs                           0            (23,781)

  Other Income                                         1,227              5,505
                                                 -----------        -----------
Total Other Income (Expense)                     $   (48,723)       $   (39,276)
                                                 -----------        -----------
Loss before Income taxes                         $  (324,278)       $  (460,039)

Income Tax                                                 0                  0
                                                 -----------        -----------
Net Loss                                         $  (324,278)       $  (460,039)
                                                 ===========        ===========
Per Share Amounts Net Loss                       $     (0.09)       $     (0.12)
                                                 ===========        ===========



See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         MAY 4, 1997 AND APRIL 28, 1996

                                     ASSETS


Current Assets                           May 4, 1997          February 2, 1997
--------------------------------      -----------------       -----------------



Cash and Cash Equivalents              $         11,966        $       140,417

Receivables                                      57,538                 80,725

  Merchandise Inventories                     2,483,803              2,784,531

Prepaid Expenses                                 90,588                 95,594
                                      ------------------      -----------------
Total Current Assets                   $      2,643,895        $     3,101,267

Property & Equipment, net of
  Accumulated Depreciation                    1,239,110              1,331,313

Other Assets                                     57,802                 57,802
                                      ------------------      -----------------
Total Assets                           $      3,940,807        $     4,490,382
                                      ==================      =================

See Notes to Consolidated Financial Statements

              THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       MAY 4, 1997 AND FEBRUARY 2, 1997

                     LIABILITIES AND STOCKHOLDERS' EQUITY



Current Liabilities                             May 4, 1997     February 2, 1997
--------------------------------------       ----------------   ----------------

Accounts Payable                              $    1,550,347     $    1,746,379

Current Portion of Debt                              923,556          1,001,519

Accrued Payroll Expense                               32,269             47,577

Accrued Taxes Payable                                 27,542             57,534

Other Current Liabilities                            211,426            189,015
                                             ----------------   ----------------
Total Current Liabilities                     $    2,745,140     $    3,042,024

Long-Term Debt                                       348,377            277,090



Stockholders' Equity
--------------------------------------

Common Stock, $.001 par
  Authorized 10,000,000 shares
  Issued 3,741,355 shares and 3,741,255
  shares at May 4, 1997 and February 2,
  1997, respectively
  Outstanding, 3,741,355 shares and
  1,710,880 shares at May 4, 1997 and
  February 2, 1997, respectively                       3,741              3,741

Additional Paid-In Capital                         8,117,454          8,117,154

Retained Deficit                                 (7,273,905)        (6,949,627)
                                             ----------------   ----------------
Total Stockholders' Equity                    $      847,290     $    1,171,268
                                             ----------------   ----------------
Total Liabilities and Stockholders' Equity    $    3,940,807     $    4,490,382
                                             ================   ================


See Notes to Consolidated Financial Statements

              THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS

                QUARTERS ENDED MAY 4, 1997 and APRIL 28, 1996



Operating Activities                             May 4, 1997     April 28, 1996
--------------------------------------           -----------     --------------
Net Loss                                          $(324,278)        $(460,039)
Adjustments to reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Depreciation and amortization
 Other expenses                                      92,503           130,827
Changes in Operating Assets and Liabilities:
 Receivables                                         23,187               320
 Inventory                                          300,728           859,792
 Other current assets                                 5,006            37,039
 Accounts payable                                  (196,032)         (710,918)
 Accrued payroll expense                            (15,308)            2,043
 Accrued sales taxes payable                        (29,992)          (12,407)
 Other current liabilities                           22,411          (138,212)
                                                  ---------         ---------
Net Cash Used In Operating Activities              (121,775)         (291,555)
Investing Activities:
  Purchase of Property and Equipment                      0           (40,312)
Net Cash Used In Investing Activities                     0           (40,312)
Financing Activities:
  Payments on Long-Term Debt                         (6,676)          (15,013)
  Debt Issuance Costs                                     0           (25,000)
  Proceeds from Issuance of Common Stock                  0               300
                                                   --------         ---------
Net Cash Provided by (Used In) Financing
Activities                                           (6,676)          (39,713)
                                                  ---------         ---------
Net Change In Cash                                 (128,451)         (371,580)
Balance at Beginning of Year                        140,417           383,918
                                                  ---------         ---------
Cash Balance at End of Period                     $  11,966         $  12,338
                                                  =========         =========


See Notes to Consolidated Financial Statements

                        THE VILLAGE GREEN BOOKSTORE, INC.


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. The consolidated balance sheet as of May 4, 1997 and the consolidated statements of income for the three months ended May 4, 1997 and April 28, 1996, the consolidated statements of changes in financial position for the three months ended May 4, 1997 and April 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended May 4, 1997 are not necessarily indicative of the results that may be expected for the fiscal period ending February 1, 1998 as the Company's sales volume is seasonal.

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

               On October 11, 1996, the Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 265, 1996, whereby VGBS agreed to loan up to $1.2 million to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Note"). Advances of $300,000 were scheduled to be made quarterly, contingent upon the Company complying with certain representations, warranties and covenants contained in the Credit Agreement. The first $300,000 was advanced on September 26, 1996. As of May 15, 1997, no subsequent amounts have been advanced under the Credit Agreement. The Note bears interest at the rate of 9% per annum with principal and interest payable in equal quarterly installments commencing June 30, 1997 through June 2000. Pursuant to the Credit Agreement, the Company has agreed that all amounts advanced by VGBS pursuant to the Note will be used by the Company solely to repay principal amounts owed by the Company to the holders of the Company's Convertible Debentures (the "Debentures") as cited below.

               The Company has also entered into a Security Agreement with VGBS pursuant to which the Company has granted VGBS a security interest in all assets of the Company to secure the indebtedness incurred by the Company pursuant to the Credit Agreement and Note. The Security Agreement is senior in right of payment and in collateral except for up to $500,000 for the financing of merchandise inventories. VGBS has agreed to subordinate its security interest under the Security Agreement to the holders of the Debentures in the event VGBS breaches its obligation to fund any installment due the Company under the Credit Agreement and Note.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


OVERVIEW
--------

     The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within many of the Company's existing markets. As a result of these competitive conditions, the Company closed seven stores during the year ended February 2, 1997 and one more store subsequent to the first quarter of 1997.

     On April 18, 1997, the Company announced that it had reached an agreement in principle with CD Titles, Inc. and an underwriter, whereby the Company will be merged into a subsidiary of CD Titles, Inc. The new corporation created as a result of the merger had planned to issue and sell $5,000,000 of its Common
Stock to the public. The agreement in principle was subject to the customary contingencies, including due diligence by the parties, shareholder approval and market factors. The Company was recently notified by CD Titles, Inc. and the Underwriters that the merger and follow-on offering would not go forward. The Company now intends to seek out other interested acquisition candidates and continues to seek other means of raising capital. As a means of generating short-term capital, the Company may be required to liquidate and close at least one additional store. No assurances can be given that the Company will be successful in obtaining financing from other sources or that the Company will be able to continue as a going concern.


FINANCIAL POSITION
------------------

     Cash and cash equivalents amounted to $11,966 at May 4, 1997 as compared to $140,417 at February 2, 1997. Cash decreased as a result of reduction in accounts payable due to payments made primarily to vendors and increased operating costs. Inventories decreased by $300,728 from $2,784,531 at February 2, 1997 to $2,483,803 at May 4, 1997. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $22,889 from $294,126 at February 2, 1997 to $271,237 at May 4, 1997.

RESULTS OF OPERATIONS

                                                    Quarter Ended
                                      -----------------------------------------
Statement of Operations Data             May 4, 1997           April 28, 1996
-----------------------------------   ------------------      -----------------

Net Sales
As a Percentage of Net Sales:                 100%                   100%
Same Stores                                       100.0                   65.8
New Stores                                            0                      0
Closed Stores                                         0                   34.2
                                      ------------------      -----------------
Total Net Sales                                   100.0                  100.0
Cost of Sales                                      64.3                   64.0
                                      ------------------      -----------------
Gross Profit                                       35.7                   36.0
Selling, General and Administrative
Expenses                                           59.1                   52.2
                                      ------------------      -----------------
Income from Operations                           (23.4)                 (16.2)
Net Income                                       (27.6)                 (17.7)
                                      ==================      =================


     Net sales for the three months ended May 4, 1997 were $1,176,901 as compared with $2,597,470 for the three months ended April 28, 1996, a decrease of 54.7%. Comparable store sales decreased by 31.2% for the corresponding period.

     Gross profit margin for the three months ending May 4, 1997 was 35.7% as compared to 36.0% for the same period last year. In absolute dollars, gross profit decreased from $935,432 for the three months ended April 28, 1996 to $419,907 for the three months ended May 4, 1997. The decrease in absolute gross profit dollars of $515,575 resulted from decreased sales volume during the current fiscal year.

     Selling, general, and administrative expenses for the three months ended May 4, 1997 decreased by $660,783 or 48.7%. The decrease is attributable to the operation of fewer stores during the first quarter ended May 4, 1997. The Company is continuing to make concerted efforts to reduce its operating costs.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          Working capital was ($101,245) at May 4, 1997, as compared to $59,243 as of February 2, 1997. The Company's auditors have stated that there is substantial doubt about the Company's ability to continue as a going concern. Competitive conditions have adversely affected the Company's liquidity. The Company is currently pursuing other avenues of financing although no assurances can be given that it will be successful in raising additional capital or that the Company will be able to continue a going concern.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1.   LEGAL PROCEEDINGS.

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

     Shurman Fine Papers, Inc. v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on January 24, 1997 by Shurman Fine Papers, Inc., a supplier of greeting cards. Plaintiff seeks judgment for unpaid invoices in the total amount of $59,143.42 plus interest and costs, which amount the Company contends is greatly over stated. In addition, the Company intends to return seasonal cards, which will further reduce the total amount owed to approximately $35,000. Settlement negotiations have begun in an attempt first to agree upon the amount of the liability, and then to agree upon a payment plan. At this time, the outcome of this matter cannot be assessed with certainty.

     Sunrise Publications, Inc. v. The Village Green Bookstore, Inc. The Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on February 4, 1997 by Sunrise Publications, Inc., a greeting card supplier. Plaintiff seeks judgment for unpaid invoices in the total amount of $28,468.88 plus interest and litigation costs. The Company contends that the amount owed has been over stated by plaintiff. The Company also intends to return seasonal cards, which will further reduce the total amount owed to approximately $18,000. Settlement negotiations have begun in an attempt first to agree upon the amount of the liability, and then to agree upon a payment plan. At this time, the outcome of this matter cannot be assessed with certainty.

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

     Andrews & McMeel v. The Village Green Bookstore, Inc. The Company has been named a defendant in a suit commenced on or about April 3, 1997 in Rochester City Court. Plaintiff seeks judgment based upon unpaid invoices in the amount of $14,187.76 plus interest and costs. The Company contends that the amount owed is $7,500.15. At this time, the outcome of this matter cannot be assessed with certainty.

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

     Glen Eagle Center v. The Village Green Bookstore, Inc. During the first quarter of fiscal 1997, the Company received a Complaint from Glen Eagle Center in connection with the closing of its stores. Glen Eagle is claiming $20,000 in lost rents and consequential damages. The Company has counterclaimed for breach of the Lease by Glen Eagle and intends to vigorously defend such claims.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a) Exhibits.
              ---------

               Exhibit 11

               Exhibit 27 - Financial Data Schedule (Electronic filing only)

          (b) Reports on Form 8-K.
              --------------------

               None

                                  SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       THE VILLAGE GREEN BOOKSTORE, INC.


Dated:  June 18, 1997                  BY:  /s/ Raymond C. Sparks
                                            ------------------------------------
                                            Raymond Sparks,
                                            President
                                            Treasurer
                                            Chief Operating Officer
                                            Chief Financial Officer

                               INDEX TO EXHIBITS

Exhibit                                                                  Page
Number                                                                  Number
------                                                                  ------

  11      Computation of Earnings per Common Share......................  16