Form 10QSB
period 1997-08-03
VILLAGE GREEN BOOKSTORE INC
filed 1997-09-22
CIK 791731

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549


                                F O R M  10-QSB


        [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended August 3, 1997

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of shares of common stock outstanding as of August 13, 1997 was 3,741,355.

                        THE VILLAGE GREEN BOOKSTORE, INC.
                        ---------------------------------

                                      INDEX
                                      -----

PART I.   FINANCIAL INFORMATION
                                                                          Page
                                                                          ----
          Item 1.   Financial Statements

                    Consolidated Statement of Operations
                    for the three and six months ended
                    August 3, 1997 and July 28, 1996.........................1

                    Consolidated Balance Sheets as of
                    August 3, 1997 and February 2, 1997......................2

                    Consolidated Statement of Cash Flows for the
                    quarters ended August 3, 1997 and
                    July 28, 1996 ...........................................4

                    Notes to Financial Statements............................5

          Item 2.   Management's Discussion and Analysis of
                    Financial Conditions and Results of Operations...........7

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings.......................................10

          Item 6.   Exhibits and Reports on Form 8-K........................13

                    Exhibit 11..............................................14

                    Exhibit 27..............................................15

ITEM 1.   FINANCIAL STATEMENTS.

              THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                          FOR THE THREE MONTHS ENDED

                       AUGUST 3, 1997 AND JULY 28, 1996

                                        Three Months Ended               Six Months Ended
                                    August 3,        July 28,       August 3,        July 28,
                                      1997             1996            1997            1996
                                   -----------     -----------     -----------     -----------
Net Sales                          $ 1,100,184     $ 1,960,478     $ 2,277,085     $ 4,557,948
Cost of Goods Sold                     732,722       1,239,139       1,489,716       2,901,128
                                   -----------     -----------     -----------     -----------

Gross Profit                       $   367,462     $   721,339         787,369     $ 1,656,820
Selling, General, and
  Administrative Expenses              648,208       1,018,740       1,343,670       2,374,985
                                   -----------     -----------     -----------     -----------

Loss from Operations               $  (280,746)    $  (297,401)    $  (556,301)    $  (718,165)
Other Income (Expense)
  Interest Expense                     (26,993)        (27,000)        (54,978)        (48,000)
 Amortization of Offering Costs              0               0               0         (23,781)
  Other Income                           1,153           2,641           2,380           8,146
  Restructuring Costs                  (74,023)       (342,760)        (95,988)       (342,760)
                                   -----------     -----------     -----------     -----------

Total Other Income (Expense)       $   (99,863)    $  (367,119)    $  (148,586)    $  (406,395)
                                   -----------     -----------     -----------     -----------

Loss before Income taxes           $  (380,609)    $  (664,520)    $  (704,887)    $(1,124,560)
Income Tax                                   0            (507)              0            (507)
                                   -----------     -----------     -----------     -----------

Net Loss                           $  (380,609)    $  (665,027)    $  (704,887)    $(1,125,067)
                                   ===========     ===========     ===========     ===========

Per Share Amounts Net Loss         $     (0.10)    $     (0.18)    $     (0.19)    $     (0.30)
                                   ===========     ===========     ===========     ===========



See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 3, 1997 AND FEBRUARY 2, 1997

                                     Assets


Current Assets                        May 4, 1997              February 2, 1997
-----------------------------  ----------------------      ---------------------



Cash and Cash Equivalents       $             22,304        $           140,417

Receivables                                   59,964                     80,725

Merchandise Inventories                    2,281,123                  2,784,531

Prepaid Expenses                              73,308                     95,594
                               ----------------------      ---------------------

Total Current Assets            $          2,436,699        $         3,101,267

Property & Equipment, net of
  Accumulated Depreciation                 1,077,462                  1,331,313

Other Assets                                  57,469                     57,802
                               ----------------------      ---------------------

Total Assets                    $          3,571,630        $         4,490,382
                               ======================      =====================

See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       AUGUST 3, 1997 AND FEBRUARY 2, 1997

                      Liabilities and Stockholders' Equity


Current Liabilities                   August 3, 1997          February 2, 1997
----------------------------------- ------------------      --------------------

Accounts Payable                     $      1,548,555        $        1,746,379

Current Portion of Debt                     1,014,352                 1,001,519

Accrued Payroll Expense                        27,539                    47,577

Accrued Taxes Payable                          27,874                    57,534

Other Current Liabilities                     238,254                   189,015
                                    ------------------      --------------------

Total Current Liabilities            $      2,856,574        $        3,042,024

Long-Term Debt                                248,375                   277,090


Stockholders' Equity
-----------------------------------

Common Stock, $.001 par
  Authorized 10,000,000 shares
  Issued and Outstanding
 3,741,355 shares at
  August 3, 1997 and February 2,
 1997, respectively                             3,741                     3,741

Additional Paid-In Capital                  8,117,454                 8,117,154

Retained Deficit                          (7,654,514)               (6,949,627)
                                    ------------------      --------------------

Total Stockholders' Equity           $        466,681        $        1,171,268
                                    ------------------      --------------------

Total Liabilities and Stockholders'
Equity                               $      3,571,630        $        4,490,382
                                    ==================      ====================


See Notes to Consolidated Financial Statements

               THE VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 QUARTERS ENDED AUGUST 3, 1997 and JULY 28, 1996



                                                          Six Months Ended
Operating Activities                              August 3, 1997   July 28, 1996
                                                  --------------   -------------
Net Loss                                            $  (704,887)    $(1,125,067)
Adjustments to reconcile Net Loss to Net
  Cash Used in Operating Activities:
  Depreciation                                          157,863         194,980
 Amortized Debt Offering Costs                                0          23,781
 Restructuring Costs                                     95,988         342,760
Changes in Operating Assets and Liabilities:
 Accounts Receivables                                    20,761          (1,871)
 Inventory and Prepaid Expenses                         525,694       1,870,043
 Accounts Payable and Accrued Expenses                 (198,283)     (1,572,161)
                                                    -----------     -----------
Net Cash Used in Operating Activities               $  (102,864)    $  (267,535)
Investing Activities:
 Purchase of Property and Equipment                           0         (62,124)
 Security Deposits                                          333          (6,302)
                                                    -----------     -----------
Net Cash Used in Investing Activities               $  (102,531)    $   (68,426)
Financing Activities:
  Payments on Credit Lines, Long-Term Debt and
  Capital Lease Obligations                             (15,882)        (24,022)
 Proceeds from Issuance of Common Stock                     300             300
                                                    -----------     -----------
Net Cash Provided by (Used In)
 Financing Activities                               $   (15,582)    $   (23,722)
                                                    -----------     -----------
Net Change in Cash                                     (118,113)       (359,683)
Balance at Beginning of Year                            140,417         383,918
                                                    -----------     -----------
Cash Balance at End of Period                       $    22,304     $    24,235
                                                    ===========     ===========


See Notes to Consolidated Financial Statements

                       THE VILLAGE GREEN BOOKSTORE, INC.


                         NOTES TO FINANCIAL STATEMENTS


Note 1. The consolidated balance sheet as of August 3, 1997 and the consolidated statements of income for the three and six months ended August 3, 1997 and July 28, 1996, the consolidated statements of cash flows for the six months ended August 3, 1997 and July 28, 1996 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at those dates have been made. The operating results for the quarter ended August 3, 1997 are not necessarily indicative of the results that may be expected for the fiscal period ending February 1, 1998 as the Company's sales volume is seasonal.

Note 2. On April 28, 1994, the Company consummated a private placement of convertible Debentures with an aggregate value of $1.2 million (which in previous years had been referred to as 7% Convertible Senior Subordinated Debentures). These Debentures are convertible into 240,000 shares of the Company's Common Stock at a conversion price of $5.00 per share. The Debentures had an original maturity date of April 1996. During fiscal 1997 and 1996, the Debentures were not converted or redeemed, in whole or in part. The Company was unable to pay its obligation for the Debentures which was due in April 1996. In May 1996, the Debenture holders entered into an agreement with the Company whereby the interest rate on the Debentures was increased from 7% to 9%. In accordance with the Credit Agreement cited below, a principal payment of $300,000 was made to the Debenture holders on September 26, 1996.

              The Debentures are subordinated in right of payment to any future bank or institutional indebtedness up to $1 million and are expressly senior in right of payment to all other Company obligations (but subordinated to the payment of any future bank or institutional indebtedness up to $1 million). The Debentures are redeemable, in whole only, from time to time at the option of the Company at a redemption price equal to 100% of the principal amount thereof plus accrued interest, provided that the Debentures may not be redeemed prior to maturity unless, during any period of 20 consecutive trading days ending within 30 days prior to the giving of the notice of redemption, the market price for the Common Stock is at least 125% of the conversion price.

               On October 11, 1996, the Company and VGBS Acquisition Corporation ("VGBS") consummated a Credit Agreement dated as of September 25, 1996, whereby VGBS agreed to loan up to $1.2 million to the Company pursuant to a Senior Secured Promissory Grid Note dated September 25, 1996 (the "Note"). Advances of $300,000 were scheduled to be made quarterly, contingent upon the Company complying with certain representations, warranties and covenants contained in the Credit Agreement. The first $300,000 was advanced on September 26, 1996. As of September 19, 1997, no subsequent amounts have been advanced under the Credit Agreement. The Note bears interest at the rate of 9% per annum with principal and interest payable in equal quarterly installments commencing June 30, 1997 through June 2000. No principal or interest payments on the Note have been made by the Company. Pursuant to the Credit Agreement, the Company has agreed that all amounts advanced by VGBS pursuant to the Note will be used by the Company solely to repay principal amounts owed by the Company to the holders of the Company's Convertible Debentures (the "Debentures") as cited below.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


OVERVIEW
--------

     The Company competes with a diverse group of national book retailers, including WaldenBooks, Borders Bookshop, Barnes & Noble, B. Dalton, Crown Books, Encore Books and Books-A-Million. In recent years, many competing national chains have expanded in size and number of outlets, and have developed and opened superstores within the Company's existing markets. As a result of these competitive conditions, the Company has historically experienced cash shortfalls and operating deficits, which has caused the Company's auditors to express doubt as to the Company's ability to continue as a going concern. The Company is in the process of holding an inventory reduction sale at its underperforming Elmwood Avenue, Buffalo, NY and Wegman's Plaza, Perinton, NY stores. The Company plans to close both stores upon conclusion of the sale. The Company hopes to use the proceeds from the sale to strengthen its cash flow and to pay-down a portion of its debt.

FINANCIAL POSITION
------------------

     Cash and cash equivalents amounted to $22,304 at August 3, 1997 as compared to $140,417 at February 2, 1997. Cash decreased as a result of reduction in accounts payable of $197,824, due to payments made primarily to vendors, and increased operating costs. Inventories decreased by $503,408 from $2,784,531 at February 2, 1997 to $2,281,123 at August 3, 1997. Prepaid expenses decreased by $22,286. Other current liabilities, accrued payroll and accrued sales taxes payable decreased, in the aggregate, by $459 from $294,126 at February 2, 1997 to $293,667 at August 3, 1997.

RESULTS OF OPERATIONS
---------------------

                                        Three Months Ended               Six Months Ended

                                     August 3        July 28          August 3         July 28
Statement of Operations Data           1997            1996              1997           1996
----------------------------      ------------     ------------     ------------     ------------
Net Sales                         $  1,100,184     $  1,960,478     $  2,277,085     $  4,557,948
                                  ------------     ------------     ------------     ------------
As a Percentage of Net Sales:            %                %                %                %

Same Stores                              99.5             73.3             98.6             68.1

Closed Stores                             0.5             22.7              1.4             31.9
                                  ------------     ------------     ------------     ------------
Total Net Sales                         100.0            100.0            100.0            100.0

Cost of Sales                            66.0             63.2             65.4             63.7
                                  ------------     ------------     ------------     ------------
Gross Profit                             33.4             36.8             34.6             36.3

Selling, General and
Administrative Expenses                  58.9             52.0             59.0             52.1
                                  ------------     ------------     ------------     ------------
Loss from Operations                    (25.5)           (15.2)           (24.4)           (15.8)

Net Loss                                (34.6)           (33.9)           (31.0)           (24.7)
                                  ============     ============     ============     ============

     Net sales for the three months ended August 3, 1997 were $1,100,184 as compared with $1,960,478 for the three months ended July 28, 1996, a decrease of 43.9%. For the six months ended August 3, 1997, net sales were $2,277,085, as compared with $4,557,948 for the six months ended July 28, 1996, a decrease of 50% Comparable store sales decreased by 26.6% for the six months ended August 3, 1997.

     Gross profit margin for the three months ending August 3, 1997 was 33.4% as compared to 36.8% for the same period last year. For the six months ended August 3, 1997, gross profit margin was 34.6% as compared to 36.3% for the six months ended July 28, 1996. In absolute dollars, gross profit decreased from $721,339 for the three months ended July 28, 1996 to $367,462 for the three months ended August 3, 1997. For the six months ended August 3, 1997, absolute gross profit dollars decreased to $787,369 from $1,656,820 for the six months ended July 28, 1996. The decrease in absolute gross profit dollars of $353,877 and $869,451 for the three and six month periods resulted from net sales decreases in comparable stores and reduction in sales associated with store closings.

     Selling, general, and administrative expenses for the three months ended August 3, 1997 decreased by $370,532 or 36.4%. The decrease resulted primarily from reduction in staff as a result of store closings. For the six months ended August 3, 1997, selling, general and administrative expenses decreased by $1,031,315 or 43.4%. The increase in selling, general and administrative expenses for the six months is attributable to the closing of stores.

     Through August 3, 1997, the Company expensed against earnings a restructuring charge of $95,988 as against a similar charge of $342,760 for the six months ended July 28, 1996. The restructuring charge represents provisions for lease settlement and leasehold improvements in connection with the early termination of leases which occurred during this period.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Working capital was ($419,875) at August 3, 1997, as compared to $59,243 as of February 2, 1997. The Company's auditors have stated that there is substantial doubt about the Company's ability to continue as a going concern. Competitive conditions have adversely affected the Company's liquidity.

                          PART II -- OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     STAR VIDEO ENTERTAINMENT LP V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in an action commenced in Rochester City Court on January 3, 1997 by Star Video Entertainment LP. The complaint seeks judgment based upon unpaid invoices in the amount of $2,885.04 plus interest, litigation costs and attorney's fees. Plaintiff filed a motion for summary judgment seeking $1,073.71 plus interest, costs and attorney's fees. This matter was settled by the parties subsequent to August 3, 1997.

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

      EMPIRE STATE NEWS CORP. V. THE VILLAGE GREEN BOOKSTORE, INC. A default judgment in the amount of $14,343.84 recently was obtained in an action commenced in Buffalo City Court on or about March 6, 1997 by Empire State News Corp. Plaintiff has accepted a settlement proposal and the Company is currently making payments.

     ANDREWS & MCMEEL V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in a suit commenced on or about April 3, 1997 in Rochester City Court. Plaintiff seeks judgment based upon unpaid invoices in the amount of $14,187.76 plus interest and costs. The Company contends that the amount owed is $7,500.15. This matter has been settled.

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

      EASTERN NEWS DISTRIBUTORS, INC. V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on June 20, 1997 by Eastern News

Distributors, Inc., a periodical distributor. Plaintiff seeks judgment for unpaid invoices in the total amount of $25,572.92, plus interest and costs. The Company contends that the amount owed has been over stated by Plaintiff. At this time, the outcome of this matter cannot be assessed with certainty.

     CARLTON CARDS, A DIVISION OF AMERICAN GREETINGS CORPORATION V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in an action commenced in Supreme Court of the State of New York for Monroe County on July 28, 1997 by Carlton Cards, a Division of American Greetings Corporation. Plaintiff seeks judgment in the amount of $84,344.35, plus interest and costs. The Company contends that the amount owed is greatly over stated. The Company also contends that Plaintiff owes the Company credits for merchandise removed from the Company's stores by Plaintiff when Plaintiff reset Plaintiff's displays located in the Company's stores. At this time, the outcome of this matter cannot be asserted with certainty.

     PUBLISHERS CONSORTIUM, INC., DOING BUSINESS AS LPC GROUPS V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in an action commenced in Rochester City Court on June 24, 1997 by Publishers Consortium, Inc., a book publisher. Plaintiff seeks judgement in the amount of $10,116.21, plus interest and costs. The Company contends that the amount owed is greatly overstated. At this time, the outcome of this matter cannot be asserted with certainty.

     POMEGRANATE PUBLICATIONS V. THE VILLAGE GREEN BOOKSTORE, INC. The Company has been named a defendant in an action commenced in Rochester City Court on July 7, 1997 by Pomegranate Publications, a stationary distributor. Plaintiff seeks judgment in the amount of $3,653.40, plus interest and costs. The Company contends that this amount is over stated as a result of the Company's partial payment to Plaintiff. At this time, the outcome of the matter cannot be asserted with certainty.

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits
               --------

               Exhibit 11 - Computation of Earnings per Common Share

               Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K.

               A Form 8-K current report pursuant to Section 13 or 15(d) of the Exchange Act dated August 12, 1997 was filed with the Securities and Exchange commission on August 20, 1997. The purpose of the 8-K was to report on Item 5 the press release relating to the Company's inventory reduction sale at its Perinton, New York and Buffalo, New York stores.