Form 10KSB
period 2004-02-01
VILLAGE GREEN BOOKSTORE INC
filed 2004-07-13
CIK 791731

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

          [X] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended February 1, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the transition period from ........... to ...........

                         Commission file Number 0-00167

                        THE VILLAGE GREEN BOOKSTORE, INC.
                 (Name of small business issuer in its charter)

New York                                                              16-1181167

(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer
                                                                      Identification No.)

                               2541 Monroe Avenue
                                    Suite 301
                            Rochester, New York 14618

               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number (585)244-1840

        Securities registered pursuant to Section 12(b) of the Act: None

         Title of each class Name of each exchange on which registered:

           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ........... No
....X........

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year: $-0-.

The aggregate market value of voting stock held by non-affiliates computed on the basis of the last sale price on May 20, 2004, was nil.

As of May 20, 2004, the Registrant had outstanding 10,000,000 shares of Common Stock, par value $0.001.

Documents incorporated by reference: None.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ........... No ...........

--------------------------------------------------------------------------------
PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Village Green Bookstore, Inc. ("VGB") was engaged in the business of book and entertainment retailing, with several retail outlets in the states of New York and Pennsylvania. Competitive pressure from national booksellers' entry into VGB's markets forced VGB into financial distress, and on April 8, 1998, VGB sought protection of the Bankruptcy Court by filing a voluntary petition under Chapter 11 of the Bankruptcy Code. VGB's attempts to reorganize prepetition business operations were unsuccessful and on April 16, 1999, the case was converted to a case under Chapter 7 of the Bankruptcy Code. Michael Arnold was appointed trustee who subsequently liquidated all known assets of VGB. The trustee distributed the proceeds from liquidation of assets to creditors pursuant to the priorities set forth in the Bankruptcy Code. VGB remained dormant from May 1999 until April 2000. Thereafter, the case was reconverted to Chapter 11 by Order of the Court entered May 21, 2001.

The Chapter 7 trustee sold approximately 6,258,645 shares of authorized, unissued and unregistered common stock to E-Cap Ventures, Inc. after appropriate notice and a hearing by order of the court entered April 14, 2000. In July 2000, a proposed plan of reorganization was submitted by E-Cap Ventures, Inc., the majority shareholder of VGB. The proposed plan of reorganization and merger with E-Cap Ventures, Inc. was submitted to the shareholder for approval. The proposed plan of reorganization was subsequently rescinded. VGB has been seeking a suitable merger candidate as part of its plan to reorganize. VGB has had no operations since this time.

Employees
---------

VGB has no employees.

ITEM 2. DESCRIPTION OF PROPERTY.

VGB owns no property.

ITEM 3. LEGAL PROCEEDINGS.

N/A

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

E-Cap Ventures, Inc. merger proposal was subsequently withdrawn.

--------------------------------------------------------------------------------
PART I

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

VGB's stock is traded on the Pink Sheets.  Last trade was $.002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


VGB has had no revenues from operations, nor conducted any operating activities, since March 1999. VGB's attempts to reorganize prepetition business operations were unsuccessful and on April 16, 1999, the case was converted to a case under Chapter 7 of the Bankruptcy Code. Michael Arnold was appointed trustee who subsequently liquidated all known assets of VGB. The trustee distributed the proceeds from liquidation of assets to creditors pursuant to the priorities set forth in the Bankruptcy Code. VGB remained dormant from May 1999 until April 2000. Thereafter, the case was reconverted to Chapter 11 by Order of the Court entered May 21, 2001. The Chapter 7 trustee sold approximately 6,258,645 shares of authorized, unissued and unregistered common stock to E-Cap Ventures, Inc. after appropriate notice and a hearing by order of the court entered April 14, 2000.

In July 2000, a proposed plan of reorganization was submitted by E-Cap Ventures, Inc., the majority shareholder of VGB. The proposed plan of reorganization and merger with E-Cap Ventures, Inc. was submitted to the shareholder for approval. The proposed plan of reorganization was subsequently recinded. VGB has been seeking a suitable merger candidate as part of its plan to reorganize. VGB has had no operations since this time.

Management's Business Plan is to maintain the legal status of the Corporation with a view to its subsequent reorganization with a privately-held company (Labtech Systems Inc.) engaged in the development of internet and web based technologies and marketing of software E-Mail programs over the internet.

PLAN OF REORGANIZATION

The Company has submitted a proposed plan of Reorganization to the Bankruptcy Court. The Company intends to merge with Labtech Systems Inc., a Canadian software development company. Labtech's business operations consist of consulting services and is an internet application solution provider that has developed an innovative solution to children's e-mail and chat called choozmail, which allows a parent to have full control over their children's e-mail and chat room activity. This product utilizes positive reply technology and only lets through valid e-mail blocking all electronic generated spam and junk e-mail.

Under the proposal Labtech will issue 150,000 shares of common stock in full satisfaction of any and all outstanding claims of the creditors. Labtech will exchange 100,000 shares of its common stock for approximately 3,741,355 pre-petition shares of Village Green that were issued and outstanding. The exchange will result in the one new share being issued for each thirty-seven shares currently outstanding. In addition, E-Cap Ventures will transfer 3,158,645 shares of common stock to Labtech, to make a total of 6,650,000 shares to be issued to Labtech Systems Inc. pursuant to the Plan of Merger. E-Cap Ventures will retain and own 3,100,000 shares of common stock of the reorganized Company.

Subsequent to confirmation of the proposed plan of reorganization by the Bankruptcy Court, Labtech will cause an appropriate Registration Statement on Form SB-2 to be prepared and filed with the United States Securities and Exchange Commission to register all of the shares to be issued in connection with such plan of reorganization.


THE BUSINESS OF LABTECH SYSTEMS INC.

From 1995 to the end December 1999 Luiz O. Brasil and Jose Gustavo Brasil operated as sole proprietors developing products to enhance productivity for various clients. In this period they developed "DynamicHub", a state-of-the-art web administration suite of products to assist businesses with o Web Application Design and Development o E-Commerce Online Business o Corporate Internet connection and integration services o Network design, installation and support services to manage their e-commerce/business solutions. With DynamicHub, companies are significantly reducing web development/administration costs, increasing productivity and sales as well as improving workflow quality. o GLOBAL ACCESSIBILITY: Dissolves all departmental and geographic boundaries; any user with a telephone line, a laptop, a modem and a password can access it. In addition, all desktop operating environments from PC to Macintosh are supported.
o POWERFUL DATA MANAGEMENT AND SCALABILITY: Retrieval, use and management of complex information are possible through the Web's ability to handle more users and data than any other network in history. o EASE OF USE: With a user-friendly graphical interface, access to information is only a mouse click away. o COST
EFFICIENCY: Taking advantage of the Web's existing architecture and software standards, the cost of ownership is much less than an in-house proprietary system. In addition, when developing applications based on open standards, you have very high levels of scalability. o SECURITY: Whether the security is gained by placing the software behind a firewall, or by using a secure socket system that provides only password access, our software will limit access to a known controlled group o Innovative new solutions, an easy, fast to implement database driven plug in web solutions. In January 2000, Luiz and Gustavo Brasil jointly transferred the technology into Labtech Systems Inc. The Corporation filed in the Province of Ontario, Canada on December 30, 1998 and received the documents stating the Corporation filing number is 1332915. Labtech Systems Inc. is headquartered in the City of Mississauga, Ontario, Canada. Labtech is an Internet application solution provider that developed an innovative new ASP (Internet) suite of products to enhance productivity and security solutions. These products enable Labtech to create a strong customer driven, service oriented organization. to its customers' Internet requirements. Establishing service excellence is a direct result of the collective technical skills that is provided. This in conjunction with the technology, enhances the client's business needs by providing: o Web Application Design and Development o E-Commerce Online Business o Corporate Internet connection and integration services o Network design, installation and support services our products enabled us to create a strong customer driven, service oriented organization. By mid July of 2000 Labtechs total focus was on the development of technology to provide solutions for Internet users to deal with spam and junk mail.

EMCOMM was designed by implementing the technology within DynanicHub and engineered too provide the solutions to deal with the nuance of spam (junk mail), giving total control over emails and attachments with full administrative functions. The features provided by EMCOMM are o Each user has unlimited email access o Emails can be monitored based on profile setting.o All information stored in a centralized database.o Information never downloaded to personal computers. o 100% Spam Free environment. o No filter needed. o Complete control of attachments o Includes task management capabilities o Automated reminder service o A known user interface (minimal training) o Totally Web enabled o Rich in administration and security features o Uses proven technology o Centralize email accounts o emails can be exchanged through Web Services (XML). The Labtech platform is designed to enable corporations to efficiently send and receive data over a secure, Internet-environment. EMCOMM is the solution which enables businesses to optimize the use of the Internet with a sophisticated system which allows the user to manage a database with set rules without exception. EMCOMM is user independent thus enabling them to manage all self data input which provides a strong emphasis on the back-end reporting with unique, solutions centered diagnostics of each function. Labtech systems go beyond the simple basics of facilitating B-2-B electronic commerce by functioning as a Resource Management Data Repository and Information Systems partner. EMCOMM provides a state-of-the-art solution that enables a 100% electronic spam free environment. EMCOMM addresses future needs such as peer-to-peer Web Service (XML) connection. Companies are aggressively looking at this method of data exchange since it uses standard protocols with greater security. EMCOMM was designed and optimized for the use of Web-Services

Choozmail was designed from the ground up to solve two basic problems regarding email use Control & Security. Labtech Systems Inc. has applied for US Patents on the technology. The transmission of emails with attachments i.e. pornography. Choozmail has several tools for the complete control and administration of all emails and attachments. Each email cycle can be individual tracked including attachment downloads which are individually time stamped.. Unsolicited email from pedophiles with direct contact through chat on the internet become a threat to parents with small children. Choozmail emulates a common email application with the difference being it does not use POP3 or SMTP servers to transmit and receive emails All information is stored in a centralized database environment facilitating the track ability as well as administration of emails and attachments. Second, all external communication with Choozmail (sending or receiving emails from conventional email servers) is done by an independent poling routine embedded into Choozmail. This routine is fully rule based and only lets through valid email blocking all electronic generated Spam and junk email. By 2005, 68% of online users will be outside of North America; Choozmail will be available in English, Spanish, French, German and Chinese.


ITEM 7. FINANCIAL STATEMENTS.

See the financial statements attached to this report.

Also see Labtech Systems financial statements attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

Not Applicable.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of VGB are as follows:

     Name                                      Age            Position
     ----                                      ---            --------
Morris Diamond                                 83             President

ITEM 10. EXECUTIVE COMPENSATION.

No compensation has been received by any executive of VGB.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 20, 2004 concerning the common stock owned by each officer and director of VGB and each other person known to VGB to be the beneficial owner of more than five percent (5%) of VGB's common stock.

                                 Amount and Nature of
                                  Beneficial Ownership               Percentage
Name                               Number of Shares (1)              Ownership
----                             ----------------------              ---------
E-Cap Ventures, Inc. (1)           6,258,645                          62.6%

     (1) The shareholders of E-Cap Ventures are as follows:

                Morris Diamond                   President, Director   6.0%
                Shirley Diamond   Wife           Secretary, Treasurer  6.0%
                The Diamond Family
                Children and Grandchildren                            88.0%
                                                                      -----
                                                                     100.0%
                                                                     ======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

No fees have been billed.



SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 12, 2004.

                                          VILLAGE GREEN BOOKSTORE, INC.


                                          By:  /s/ Morris Diamond
                                               ---------------------------------
                                                   Morris Diamond, President and
                                                   Principal Financial Officer

                 VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
                            (A NEW YORK CORPORATION)
                               Rochester, New York

                 ----------------------------------------------
                                FINANCIAL REPORTS
                                       AT
                                FEBRUARY 1, 2004
                 ----------------------------------------------

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)

Rochester, New York


TABLE OF CONTENTS
------------------------------------------------------------------------------------------


Balance Sheets at May 2, 2004, February 1, 2004, February 2, 2003, February 3,
  2002, January 28, 2001, January 30, 2000, January 31, 1999 and January 8,
  1999 (Unaudited)                                                                    1

Statement of Net Liabilities in Liquidation for the Period from January 8,
  1999 through May 2, 2004 (Unaudited)                                                2

Consolidated Statement of Operations for the Period February 2, 1998
  To January 7, 1999 (Unaudited)                                                    3 - 4

Notes to Financial Statements                                                         5

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
====================================================================================================================================


                                                     May 2,      February 1,      February 2,      February 3,      January 28,
                                                      2004          2004             2003             2002            2001
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
Cash and Cash Equivalents
Accounts Receivable - Net of Allowance for
  Doubtful Accounts
Inventory - Net of Valuation Allowance
Prepaid Expenses and Other Current Assets
------------------------------------------------------------------------------------------------------------------------------------

Total Current Assets

Property and Equipment - Net of Accumulated
  Depreciation

Other Assets
------------------------------------------------------------------------------------------------------------------------------------

Total Assets
====================================================================================================================================

LIABILITIES AND NET LIABILITIES IN LIQUIDATION


Current Liabilities
Current Portion of Long-Term Debt
Accounts Payable                                $ 1,856,682      $ 1,856,682      $ 1,856,682      $ 1,856,682      $ 1,856,682
Accrued Payroll
Accrued Sales Taxes Payable
Other Current Liabilities
------------------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                 1,856,682        1,856,682        1,856,682        1,856,682        1,856,682
------------------------------------------------------------------------------------------------------------------------------------
Net Liabilities in Liquidation                  $(1,856,682)     $(1,856,682)     $(1,856,682)     $(1,856,682)     $(1,856,682)
====================================================================================================================================

[TABLE CONTINUED]

====================================================================================================
                                                     Liquidation      Liquidation      Liquidation
                                                        Basis            Basis           Basis
                                                     January 30,      January 31,      January 8,
                                                        2000             1999            1999
----------------------------------------------------------------------------------------------------

ASSETS

Current Assets
Cash and Cash Equivalents                                            $    36,747      $    44,873
Accounts Receivable - Net of Allowance for
  Doubtful Accounts                                                          778              785
Inventory - Net of Valuation Allowance                                   277,936          328,717
Prepaid Expenses and Other Current Assets                                     --               --
----------------------------------------------------------------------------------------------------

Total Current Assets                                                     315,461          374,375

Property and Equipment - Net of Accumulated
  Depreciation                                                            15,587           18,572

Other Assets                                                                  --               --
----------------------------------------------------------------------------------------------------

Total Assets                                                         $   331,048      $   392,947
====================================================================================================

LIABILITIES AND NET LIABILITIES IN LIQUIDATION


Current Liabilities
Current Portion of Long-Term Debt
Accounts Payable                                    $ 1,866,682      $ 1,866,682      $ 1,920,455
Accrued Payroll
Accrued Sales Taxes Payable
Other Current Liabilities
----------------------------------------------------------------------------------------------------

Total Liabilities                                     1,866,682        1,866,682        1,920,455
----------------------------------------------------------------------------------------------------

Net Liabilities in Liquidation                      $(1,866,682)     $(1,535,634)     $(1,527,508)
====================================================================================================

   The accompanying notes are an integral part of these financial statements.

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)
ROCHESTER, NEW YORK


STATEMENT OF NET LIABILITIES IN LIQUIDATION (LIQUIDATION BASIS) (UNAUDITED)
--------------------------------------------------------------------------------
                                                                     For the
                                                                   Period From
                                                                 January 8, 1999
                                                                  to May 2, 2004
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT JANUARY 8, 1999                   $(1,527,508)
Recoveries and Refunds, net                                              (8,126)
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT JANUARY 31, 1999                   (1,535,634)

Recoveries and Refunds, net                                            (331,048)
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT JANUARY 30, 2000                   (1,866,682)

Recoveries and Refunds, net                                              10,000
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT JANUARY 28, 2001                   (1,856,682)

Recoveries and Refunds, net                                                  --
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT FEBRUARY 3, 2002                   (1,856,682)

Recoveries and Refunds, net                                                  --
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT FEBRUARY 2, 2003                   (1,856,682)

Recoveries and Refunds, net                                                  --
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT FEBRUARY 1, 2004                   (1,856,682)

Recoveries and Refunds, net                                                  --
--------------------------------------------------------------------------------

NET LIABILITIES IN LIQUIDATION AT MAY 2, 2004                       $(1,856,682)
--------------------------------------------------------------------------------


   The accompanying notes are an integral part of these financial statements.

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)
ROCHESTER, NEW YORK

CONSOLIDATED STATEMENTS OF OPERATIONS
====================================================================================================================================

Years Ending February 2,                           1997               1998                1999              2000             2001
------------------------------------------------------------------------------------------------------------------------------------
NET SALES                                        $ 8,069,316        $ 3,361,143        $  755,765        $  218,684      $   76,997

COST OF GOODS SOLD                                 5,621,528          2,176,807           653,394           343,751              --

GROSS PROFIT                                       2,447,788          1,184,336           102,371          (125,067)         76,997

OPERATING EXPENSES
Selling, General and Administrative                4,100,893          2,050,148           548,012           104,374              --
Other Expenses                                     1,025,818

LOSS FROM OPERATIONS                              (2,678,923)          (865,812)         (445,641)         (229,441)         76,997

OTHER INCOME (EXPENSE)
Sundry                                                 9,258                               (4,317)
Interest Expense                                    (122,716)                                                                    57
Amortization of Debt Issuance Costs                  (23,781)
Loss on Disposal of Property and Equipment            (8,378)        (1,215,413)          (81,034)          (43,509)       (182,418)
Legal and Accounting Expenses                                                                                                (3,104)
Miscellaneous Income

TOTAL OTHER INCOME (EXPENSE)                        (145,617)        (1,215,413)          (85,351)          (43,509)       (185,465)

INCOME (LOSS) BEFORE INCOME TAXES                 (2,824,540)        (2,081,225)         (530,992)         (272,950)       (108,468)

Income Taxes                                           6,500               (473)               --                --              --

New York State Taxes                                      --                                                                    100

NET INCOME (LOSS)                                $(2,831,040)       $(2,080,752)       $ (530,992)       $ (272,950)     $ (108,568)
====================================================================================================================================
INCOME (LOSS) PER COMMON SHARE
  BASIC                                          $     (0.75)       $     (0.55)       $    (0.14)       $    (0.07)     $    (0.01)
  DILUTED                                        $     (0.75)       $     (0.55)       $    (0.14)       $    (0.07)     $    (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES                  3,741,355          3,741,355         3,741,355         3,741,355       7,653,008
====================================================================================================================================

   The accompanying notes are an integral part of these financial statements.

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)
ROCHESTER, NEW YORK


NOTES TO FINANCIAL STATEMENTS
================================================================================

NOTE A -  THE COMPANY
          The Company was engaged in the business of book and entertainment retailing, with several retail outlets in the states of New York and Pennsylvania. Competitive pressure from national booksellers' entry into the Company's markets forced the Company into financial distress, and on April 8, 1998, the Company sought protection of the Bankruptcy Court by filing a voluntary petition under Chapter 11 of the
          Bankruptcy Code. The Company's attempts to reorganize prepetition business operations were unsuccessful and on April 16, 1999, the case was converted to a case under Chapter 7 of the Bankruptcy Code. A trustee was appointed who subsequently liquidated all known assets of the Company. The trustee distributed the proceeds from liquidation of assets to creditors pursuant to the priorities set forth in the Bankruptcy Code. The Company remained dormant from May 1999 until April 2000. Thereafter, the case was reconverted to Chapter 11 by Order of the Court entered May 21, 2001. The Chapter 7 trustee sold approximately 6,258,645 shares of authorized, unissued and unregistered shares of common stock to E-Cap Ventures, Inc. after appropriated notice and a hearing by order of the court entered April 14, 2000.

NOTE B -  BASIS OF PRESENTATION
          The financial statements from January 8, 1999 to February 1, 2004 have been prepared on the liquidation basis of accounting. Under the liquidation basis of accounting, assets are stated at their estimated realizable values and liabilities are stated at their anticipated settlement amount, if reasonably estimable. Because the Company no longer has business operations or operating, investing or financing activities while in liquidation, the Company's financial statements are presented for the entire period of liquidation of assets to date. The financial information has been derived from the periodic reports filed with the bankruptcy trustee and the bankruptcy court and have not been subjected to audit. The accounting records and financial information for the period august 1997 through the date of liquidation of all corporate assets in April 1999 no longer exist. The financial statements included in this report on Form 10-KSB are unaudited and report the best information available to reflect the liquidation of the Company's assets based on court documents and Company tax returns.

NOTE C -  DELINQUENT SECURITIES ACT FILINGS
          The Company has been delinquent in filing its period financial reports pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, and has not filed any reports since August of 1997. Because the Company is unable to comply with the requirements of the Securities and Exchange Act to provide audited annual reports on Form 10-KSB and has been delinquent in its filings, the Company may been subjected, without notice, to an administrative proceeding to revoke its registration under the 1934 Act as well as the suspension of any trading in its common stock.

NOTE D -  DELINQUENT TAX RETURNS
          The Company has not filed any corporate tax returns since July 31, 2000 when it ceased conducting any business and became dormant. The Company has not paid its New York State Franchise taxes since such date and is not in good standing in New York State.

VILLAGE GREEN BOOKSTORE, INC. AND SUBSIDIARIES
(A NEW YORK CORPORATION)
ROCHESTER, NEW YORK


EXHIBITS TO 10K
================================================================================

Proposed Agreement and Plan of Merger with Labtech Systems, Inc.

Interim Unaudited Financial Statements of Labtech Systems, Inc. for the Nine Months Ended April 30, 2004 and 2003

Audited Financial Statement of Labtech Systems, Inc. for the Years Ended July 31, 2003 and 2002

Value Added Resale Proposal and Agreement with Brick Enterprises Limited

                                MERGER AGREEMENT

AGREEMENT, made this JUNE 9, 2003, by and between VILLAGE GREEN BOOKSTORES INC. ('VGBK") and LABTECH SYSTEMS INC. ("LABTECH") is for the purpose of setting forth the terms and conditions upon which VGBK will acquire all of the issued common shares of LABTECH to facilitate a reverse merger between the two companies.

In consideration of the mutual promises, covenants, and representations contained herein,

                      THE PARTIES HERETO AGREE AS FOLLOWS:

ARTICLE I

Subject to the terms and conditions of this Agreement, VGBK agrees to exchange 6,665,000 new common shares with LABTECH for all of their issued common stock.

LABTECH has agreed to assign all rights, assets, liabilities and intellectual property and technology to Village Green Bookstores Inc.

LABTECH agrees that upon the completion of the application dismissing VGBK from Chapter 11 bankruptcy court LABTECH will complete the reverse merger with VGBK within the terms and conditions of the REVERSE MERGER AGREEMENT

REPRESENTATIONS AND WARRANTIES

The Shareholders, jointly and severally represent and warrant to LABTECH that the following shall be true and correct in all respects as of the closing (as defined in Article IV of this Agreement).


2.01 ORGANIZATION. VGBK is a corporation duly organized, validly existing, and in good standing under the laws of THE STATE OF NEW YORK, has all necessary corporate powers to own properties and carry on a business, and is duly qualified to do business and is in good standing in THE STATE OF NEW YORK. All actions taken by the Incorporators, Directors and/or shareholders of VGBK have been valid and in accordance with the laws of THE STATE OF NEW YORK.

2.02 CAPITAL.

10,000,000  common shares authorized                         Par Value  $.0001
 6,650,000  issued to LABTECH
 3,350,000            Existing Shareholders, Creditors

All outstanding shares are fully paid and non assessable, free of liens, encumbrances, options and legal or equitable rights of others not a party to this Agreement. At closing, there will be no outstanding subscriptions, options, rights, warrants, convertible securities, or other agreements or commitments obligating VGBK to issue or to transfer from treasury any additional shares of its capital stock. None of the outstanding shares of VGBK are subject to any stock restriction agreements. There are approximately 989 bona fide shareholders of VGBK. All of such shareholders have valid title to such shares and acquired their shares in a lawful transaction and in accordance with THE STATE OF NEW YORK corporate law.

2.03 FINANCIAL STATEMENTS Attached to this Agreement includes the balance sheets of VGBK as of May 30, 2003, and the related statements of income and retained earnings for the period then ended. VGBK WILL HAVE NO ASSETS OR LIABILITIES PRIOR TO CLOSING. The financial statements have been prepared in accordance with generally accepted accounting principles consistently followed by VGBK throughout the periods indicated, and fairly present the financial position of VGBK as of the date of the balance sheet included in the financial statements, and the results of its operations for the periods indicated.

2.04 ABSENCE OF CHANGES. Since MAY 30, 2003, there has not been any change in the financial condition or operations of VGBK, except changes in the ordinary course of business, which changes have not in the aggregate been materially adverse.

2.05 LIABILITIES. VGBK did not as of MAY 30, 2003, have any debt, liability, or obligation of any nature, whether accrued, absolute, contingent, or otherwise, and whether due or to become due, that is not reflected in VGBK balance sheet as of MAY 30, 2003. The Shareholders are not aware of any pending, threatened or asserted claims, lawsuits or contingencies involving VGBK or its common stock. There is no dispute of any kind between VGBK and any third party, and no such dispute will exist at the closing of this Agreement. At closing, VGBK will be free from any and all liabilities. liens, claims and/or commitments.

2.06 TAX: RETURNS. Within the times and in the manner prescribed by law, VGBK has filed all federal, state, and local tax returns required by law and has paid all taxes, assessments, and penalties due and payable. No federal income tax returns of VGBK have been audited by the Internal Revenue Service. The provision for taxes, if any, reflected in VGBK balance sheet as of MAY 30, 2003 is adequate for any and all federal, state, county, and local taxes for the period ending on the date Of that balance sheet and for all prior periods, whether or not disputed. There are no present disputes as to taxes of any nature payable by VGBK

2.07 ABILITY TO CARRY OUT OBLIGATIONS. The Shareholders have the right, power, and authority to enter into, and perform their obligations under this Agreement. The execution and delivery of this Agreement by the Shareholders and the performance by the Shareholders of their obligations hereunder will not cause, constitute, or conflict with or result in (a) any breach or violation or any of the provisions of or constitute a default under any license, indenture, mortgage, charter, instrument, articles of incorporation, bylaw, or other agreement or instrument to which VGBK or the Shareholders are a party, or by which they may be bound, nor will any consents or authorizations of any party other than those hereto be required, (b) an event that would cause VGBK to be liable to any party, or (c) an event that would result in the creation or imposition of any lien, charge, or encumbrance on any asset of VGBK or upon the securities of VGBK to be acquired by LABTECH.

2.08 FULL DISCLOSURE, None of representations and warranties made by the VGBK, or in any certificate or memorandum furnished or to be furnished by the VGBK, or on their behalf, contains or will contain any untrue statement of a material fact, or omit any material fact, the omission of which would be misleading.

2.09 CONTRACTS AND LEASES. VGBK is not a party to any contract, agreement or lease. No person holds a power of attorney from VGBK.

2.10 COMPLIANCE WITH LAWS. VGBK has complied with, and is not in violation of any federal, state, or local statute, law, and/or regulation pertaining to VGBK. VGBK has complied with all federal and state securities laws in connection with the offer, sale and distribution of its securities. At the time VGBK filed its Form D with the Securities and Exchange Commission, VGBK was entitled to use the exemption provided by Section 504 of the Securities and Exchange Commission relative to the exchange of its shares or any other transaction described in such Form D,

2.11 LITIGATION. VGBK is not subject to or in default with respect to any order, writ, injunction, or decree of any federal, state, local, or foreign court, department agency, or instrumentality.

2.12 CONDUCT OF BUSINESS. Prior to the closing, VGBK shall conduct its business in the normal course, and shall not without the prior written approval of
LABTECH:

          (i)   sell, pledge, or assign any assets

          (ii)  amend its Articles of Incorporation or Bylaws,

          (iii) declare dividends. redeem or sell stock or other securities,

          (iv)  incur any liabilities,

          (v) acquire or dispose of any assets, enter into any contract, guarantee obligations of any third party, or

          (vi)  enter into any other transaction.

2.13 CORPORATE DOCUMENTS. Copies of each of the following documents, which are true, complete and correct in all material respects, will be attached to and made a part of this Agreement:

          (i)   Minute Books and Articles of Incorporation;

          (ii)  By laws;

          (iii) Minutes of Shareholders Meetings;

          (iv}  Minutes of Directors Meetings;

          (v) A Letter from our attorney attesting to the validity and condition of the Corporation

          (vi) Stock certificates representing 6,665,000 shares you purchased registered in the names you designate.

          (vii) Stock certificate records of VGBK and a current, accurate list of VGBK shareholders

          (viii)The I.R.S. ID No. 16 - 1181167

          (ix) Balance Sheet as of MAY 30, 2003, together with other financial statements described in Section 2.03;

          (x)   Copies of all federal and state income tax returns of VGBK;

2.14 CLOSING DOCUMENTS. All minutes, consents or other documents pertaining to VGBK to be delivered at closing shall be valid and in accordance with the laws of THE STATE OF NEW YORK.

2.15 TITLE. VGBK has good and marketable title to the securities exchanged with LABTECH pursuant to this Agreement. The securities to be exchanged with LABTECH will be, at closing, free and clear of all liens, security interests, pledges. charges, claims or encumbrances of any kind. None of such Shares are or will be subject to any voting trust or agreement. No person holds or has the right to receive any proxy or similar instrument with respect to such shares. Except as provided in this Agreement. The Shareholders are not parties to any agreement which offers or grants to any person the right to purchase or acquire any of the securities to be exchanged with LABTECH. There is no applicable local, state or federal law, rule, regulation, or decree which would, as a result of the purchase of the Shares by LABTECH, impair. restrict or delay LABTECH voting rights with respect to the Shares.

ARTICLE III

INVESTMENT INTENT


LABTECH agrees that the securities being acquired pursuant to this Agreement may be sold, pledged, assigned, hypothecate or otherwise transferred, with or without consideration ("Transfer") only pursuant to an effective registration statement under the Act, or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of VGBK. LABTECH agrees. prior to any Transfer, to give written notice to VGBK expressing the desire to effect the Transfer and describing the proposed Transfer.


ARTICLE IV

CLOSING


The closing of this transaction will occur when all of the documents and/or consideration described below have been delivered. If this Agreement is terminated due to the failure of VGBK to provide the documents specified below, then all consideration paid by LABTECH shall be returned to LABTECH. If this Agreement is terminated by due to the failure of LABTECH to provide the consideration specified below, then all amounts previously paid by LABTECH will be forfeited to VGBK.

BY VGBK

A. A certificate or certificates for 6,665,000 shares of VGBK common stock registered in the name of LABTECH or its designees.

B.   The resignation of all officers of VGBK.

C. A Board of Directors resolution appointing LABTECH designees as directors of VGBK.

D. The resignation of all the directors of VGBK, except LABTECH designees, dated subsequent to the resolution described in C. above.

E. Certified financial statements of VGBK, which shall include a balance sheet dated as of May 30, 2003, and statements of operations, stockholders' equity and ' cash flows for the twelve month period then ended. The financial statements of VGBK shall be covered by a report of a certified public accountant. The accountant's report shall state that the accountant conducted his audit in accordance with generally accepted auditing standards, that his audit provided a reasonable basis for his opinion, and that in his opinion. the financial statements covered by the report present fairly, in all material respects, the financial position of VGBK as of MAY 30, 2003, and the results of its operations and its cash flows for the twelve months ended MAY 30, 2003, in conformity with generally accepted accounting principles. Such report will not be qualified or limited in any respect.

F. All of the business and corporate records of VGBK, including but not limited to correspondence files, bank statements, checkbooks, savings account books, minutes of shareholder and directors meetings. financial statements shareholder listings, stock transfer records, agreements and contracts.

G. Such other minutes of VGBK shareholders or directors as may reasonably be required by LABTECH.


BY LABTECH

A. All of the business and corporate records of LABTECH including but not limited to correspondence files, bank statements, checkbooks, savings account books, minutes of shareholder and directors meetings, financial statements, shareholder listings, stock transfer records, agreements and contracts required by VGBK to complete their du-diligence

ARTICLE V

REMEDIES

5.01 ARBITRATION. Any controversy or claim arising out of, or relating to, this Agreement, or the making, performance, or interpretation thereof, shall be settled by arbitration in Rochester, New York in accordance with the Rules of the American Arbitration Association then existing, and judgment on the arbitration award may be entered in any court having jurisdiction over the subject matter of the controversy

5.02 TERMINATION. In addition to any other remedies, LABTECH may on or before the closing date terminate this Agreement. without liability.

     (i) If any bona fide action or proceeding shall be pending against the Shareholders or VGBK on the closing date that could result in an unfavorable judgment, decree, or order that would prevent or make unlawful the carrying out of this Agreement or if any agency of the federal or of any state government shall have objected at or before the closing date to the acquisition of VGBK securities by LABTECH or to any other action required by or in connection with this Agreement;

     (ii) If at the Closing VGBK failed to do all things required to be completed pursuant to the terms of this agreement

5.03 INDEMNIFICATION. The Parties, jointly and severally agree to indemnify the other against all actual losses, damages and expenses caused by

     (i) any material breach of this Agreement or any material misrepresentation contained herein or

     (ii) any misstatement of a material fact or omission to state a material fact required to be stated herein or necessary to make the statements herein not misleading.

ARTICLE VI

MISCELLANEOUS


6.01 CAPTIONS AND HEADINGS. The Article and paragraph headings throughout this Agreement is for convenience and reference only, and shall in no way be deemed to define, limit, or add to the meaning of any provision of this Agreement.

6.02 NO ORAL CHANGE. This Agreement and any provision hereof, may not be waived. changed, modified, or discharged orally, but only by an agreement in writing signed by the party against whom enforcement of any waiver, change. modification, or discharge is sought.

6.03 NON WAIVER. Except as otherwise expressly provided herein, no waiver of any covenant, condition, or provision of this Agreement shall be deemed to have been made unless expressly in writing and signed by the party against whom such waiver is charged; and

     (i) the failure of any party to insist in anyone or more cases upon the performance of any of the provisions, covenants, or conditions of this Agreement or to exercise any option herein contained shall not be construed as a waiver or relinquishment for the future of any such provisions, covenants, or conditions,

     (ii) the acceptance of performance of anything required by this Agreement to be performed with knowledge of the breach or failure of a covenant. condition, or provision hereof shall not be deemed a waiver of such breach or failure, and

     (iii)no waiver by any party of one breach by another party shall be construed as a waiver with respect to any other or subsequent breach.

6.04 TIME OF ESSENCE. Time is of the essence of this Agreement and of each and every provision hereof.

6.05 ENTIRE AGREEMENT. This Agreement contains the entire Agreement and understanding between the parties hereto, and supersedes all prior agreements and understandings.

6.06 COUNTERPARTS. This Agreement may be executed simultaneously in one or more counterparts each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

6.07 NOTICES. All notices, requests. demands, and other communications under this Agreement shall be in writing and shall be deemed to have been duly given on the date of service if served personally on the party to whom notice is to be given, or on the third day after mailing if mailed to the party to whom notice is to be given, by first class mail, registered or certified. postage prepaid, and properly addressed as follows:

VILLAGE GREEN BOOKSTORES, INC.
------------------------------
E-CAP VENTURES INC.

Morris Diamond: Pres.
Southward Investments
2541 Monroe Ave. Suite 301
Rochester, NY 14618

LABTECH SYSTEM INC.
-------------------
Luiz O. Brasil,  President
2550 Argentia Rd.  Suite 109
Mississauga, Ontario, Canada  L5N 5R1

6.08 BINDING EFFECT. This Agreement shall inure to and be binding upon the heirs, executors, personal representatives, successors and assigns of each of the parties to this Agreement .

6.09 EFFECT OF CLOSING. All representations, warranties, covenants, and agreements of the parties contained in this Agreement, or in any instrument, certificate, opinion, or other writing provided for in it, shall be true and correct as of the closing and shall, survive the closing of this Agreement.

6.10 MUTUAL COOPERATION. The parties hereto shall cooperate with each other to achieve the purpose of this Agreement, and shall execute such other and further documents and take such other and further actions as may be necessary or convenient to effect the transaction described herein.

6.11 THE BUYER hereby acknowledges that with the exception of those certificates to be issued to Buyer (or its nominee) hereunder, and those to be retained by the current Shareholders of VGBK, plus to those shareholders that have requested certificates, no stock certificates have been issued to the other shareholders (a list of those entitled to same having been kept in book entry form). LABTECK further acknowledges its obligation to prepare and issue certificates to the shareholders in the names and amounts appearing on the shareholders list to be given to Buyer at the Closing.

AGREED AND ACCEPTED AS OF THE DATE FIRST ABOVE WRITTEN.


VILLAGE GREEN BOOKSTORE, INC.



----------------------------------
E-CAP VENTURES INC.
Morris Diamond:
Authorized to bind the company


LABTECH:


----------------------------------
LABTECH SYSTEMS INC.
Luiz O. Brasil.  President
Authorized to bind the company

                              LABTECH SYSTEMS INC.

                          INTERIM FINANCIAL STATEMENTS



                    For the nine months ended April 30, 2004

                                GEORGE PARSELIAS

                          Certified General Accountant

          -----------------------------------------------------------

               3353 Chimo Court o Mississauga o Ontario o L5B 4C4
                   Tel: (416) 884-5620 o Fax: (905) 897-9566


                                NOTICE TO READER

To the Shareholders of
Labtech Systems Inc.


I have compiled the Balance Sheet of LABTECH SYSTEMS INC., as at April 30, 2004, and the Statement of Income and Retained Earnings, and Statement of Changes in Financial Position for the nine month period ended April 30, 2004, from information compiled and provided by Management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Reader's of these financial statements are cautioned that the information contained in these financial statements may not be appropriate for their purposes.




Dated at Mississauga, Ontario                                George N. Parselias
This 4th day of June, 2004                                   C. G. A.

LABTECH SYSTEMS, INC.

BALANCE SHEET
========================================================== =============== ================
April 30,                                                            2004             2003
---------------------------------------------------------- --------------- ----------------
                                                                        $                $
ASSETS                                                      [Nine Months]  [Twelve Months]
CURRENT ASSETS
Cash                                                                  100              100
Prepaid Expenses                                                      200               --
Accounts Receivable                                                 5,356            2,106
---------------------------------------------------------- --------------- ----------------

                                                                    5,656            2,206

FIXED ASSETS
Equipment and Fixtures at Net Book Value (Note 3)                   9,306           11,450

INTANGIBLE ASSETS
Research and Development at Net Book Value (Note 4)               420,915          397,512
---------------------------------------------------------- --------------- ----------------

                                                                  435,876          411,168

LIABILITIES

CURRENT LIABILITIES
Bank Indebtedness                                                  49,372           50,335
Accounts Payable and Accrued Liabilities                           12,236            4,432
---------------------------------------------------------- --------------- ----------------

                                                                   61,608           54,767

DEFERRED INCOME TAXES PAYABLE                                      89,208           84,000

LONG TERM LIABILITIES
Advance Due to Shareholders                                        18,879           21,846
---------------------------------------------------------- --------------- ----------------

                                                                  169,696          160,613
---------------------------------------------------------- --------------- ----------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL

AUTHORIZED
Unlimited Number of Common Shares

ISSUED
100 Common Shares                                                     100              100

RETAINED EARNINGS (DEFICIT)                                       266,080          250,455
---------------------------------------------------------- --------------- ----------------

                                                                  266,180          250,555
---------------------------------------------------------- --------------- ----------------

                                                                  435,876          411,168
========================================================== =============== ================



Approved by the Board of Directors:

         /S/ Luiz Brasil                    /S/ Gustavo Brasil
     ----------------------             ---------------------------
         (Director)                         (Director)

Prepared pursuant to terms of Review engagement - See Notice to Reader Letter

LABTECH SYSTEMS, INC.

STATEMENT OF INCOME AND RETAINED EARNINGS
=========================================================== =============== ================

April 30,                                                             2004             2003
----------------------------------------------------------- --------------- ----------------
                                                                         $                $
                                                             [Nine Months]  [Twelve Months]
REVENUES
Sales and Consulting Fee Revenues                                  140,357          347,818
----------------------------------------------------------- --------------- ----------------

                                                                   140,357          347,818
----------------------------------------------------------- --------------- ----------------

OPERATING EXPENSES
Advertising and Promotion                                              173            3,630
Amortization of Intangible Assets Expense                           76,613           61,172
Depreciation of Fixed Assets Expense                                 2,144            4,306
Insurance                                                            1,654            3,302
Interest and Bank Charges                                            2,405            3,168
Office Expenses                                                         31            6,132
Professional Fees                                                       --            2,500
Rental Premises and Equipment                                        5,679           41,411
Salaries and Subcontract Wages and Benefits                          3,384           42,224
Travel                                                               9,929            9,992
Telecommunications                                                  16,101           20,720
Other Expenses                                                       1,410           13,451
----------------------------------------------------------- --------------- ----------------

                                                                   119,523          212,011
----------------------------------------------------------- --------------- ----------------
NET INCOME (LOSS) BEFORE TAX                                        20,834          135,807

PROVISION FOR DEFERRED INCOME TAXES                                  5,208           34,000
----------------------------------------------------------- --------------- ----------------

NET INCOME (LOSS) FOR THE YEAR                                      15,625          101,807
----------------------------------------------------------- --------------- ----------------

RETAINED EARNINGS (DEFICIT) AT THE START OF THE YEAR               250,455          148,648
----------------------------------------------------------- --------------- ----------------

RETAINED EARNINGS (DEFICIT) AT THE END OF THE YEAR                 266,080          250,455
=========================================================== =============== ================


REVIEW ENGAGEMENT - SEE NOTICE TO READER LETTER

LABTECH SYSTEMS, INC.

STATEMENT OF CASH FLOWS
=========================================================== =============== ================

April 30,                                                             2004            2003
----------------------------------------------------------- --------------- ----------------
                                                                         $               $
                                                             [Nine Months]  [Twelve Months]
SOURCES OF CASH
Net Income for the Year                                             15,625          85,709
Plus Non-Cash Expense of Amortization                               76,613          31,971
Plus Non-Cash Expense of Depreciation                                2,144           6,002
Plus Non-Cash Expense of Deferred Income Tax                         5,208          29,000
----------------------------------------------------------- --------------- ----------------

NET CASH FLOW FROM OPERATIONS                                       99,591         152,682

Increase (Decrease) in Bank Indebtedness                             (963)          15,023
Increase (Decrease) in Accounts Payable                              7,804              (2)
Increase (Decrease) in Prepaid Expense                               (200)              --
Increase (Decrease) in Advances Due to Shareholders                (2,967)         (20,203)
----------------------------------------------------------- --------------- ----------------

                                                                   103,266         147,500
----------------------------------------------------------- --------------- ----------------

APPLICATIONS OF CASH
Purchase of Fixed Assets                                                --              --
Purchase of Intangible Assets                                      100,016         146,004
Increase (Decrease) in Accounts Receivable                           3,250           1,496
----------------------------------------------------------- --------------- ----------------

                                                                   103,266         147,500
----------------------------------------------------------- --------------- ----------------

NET INCREASE (DECREASE) OF CASH FOR THE YEAR                            --              --

CASH BALANCE ON HAND AT START OF YEAR                                  100             100
----------------------------------------------------------- --------------- ----------------

CASH BALANCE ON HAND AT END OF YEAR                                    100             100
=========================================================== =============== ================


REVIEW ENGAGEMENT - SEE NOTICE TO READER LETTER

LABTECH SYSTEMS, INC.


NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   INCORPORATION
     The company was incorporated on December 30, 1998 under the Ontario Business Corporations Act as a private corporation. The company has no incorporating restrictions other than being prohibited from offering its securities to the public. The company operates a computer software development for resale business in conjunction with a computer software professional services consulting practice.

2.   SIGNIFICANT ACCOUNTING POLICIES
     These financial statements have been prepared in accordance with generally accepted accounting principles, and reflect the following policies:

     a)  Accrual Accounting and Management Estimates
         Revenue and expenses are recorded on an accrual basis. Preparation of these financial statements requires management to make estimates and assumptions that may affect the stated amounts of assets and liabilities and disclosure of contingent assets and liabilities as at the reporting date as well as the stated amounts of revenues and expenses during the reporting period. Any variations between these estimates and actual amounts are not expected to materially affect the reported amounts, unless otherwise disclosed.

     b)  Foreign Currency Translation
         All amounts due or payable in a foreign currency are converted to Canadian dollar funds based on the exchange rate prevailing at the year end date. Revenues and expenses in foreign currency are translated at the rate of exchange in existence on the transaction date.

     c)  Cash and Cash Equivalents
         Cash and cash equivalents include cash on hand and balances with banks, net of bank overdrafts. Bank borrowings are considered to be financing activities.

     d)  Accounts Receivable
         Trade accounts receivable are carried at amounts due, net of a specific provision for amounts deemed to be uncollectable on a individual account basis.

     e)  Deferred Income Taxes
         Some expenses, mainly related research and development activities, are deductible for income tax purposes at rates greater than those recorded for accounting purposes. Accelerated tax deduction incentives gives rise to timing differences between when an item is expensed for accounting purposes and when it is claimed as a deduction for income tax purposes. The company follows the deferred income tax allocation method of accounting for future income tax liabilities.

     f)  Fixed Assets
         Fixed assets are recorded at cost. Depreciation is provided using the declining balance method at rates permissible for income tax purposes designed to amortize the assets' cost over their estimated useful lives. The following annual depreciation rates are used with one half of the rate being applied in the year of acquisition of a new asset:

                  Computer Equipment               30% declining balance basis
                  Furniture and Fixtures           20% declining balance basis


PREPARED PURSUANT TO TERMS OF REVIEW ENGAGEMENT - SEE NOTICE TO READER LETTER

LABTECH SYSTEMS, INC.


NOTES TO THE FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.   SIGNIFICANT ACCOUNTING POLICIES continued

     g)  Research and Development Intangible Assets
         Research and development expense activities undertaken in a fiscal year are recorded at cost and are capitalized at the fiscal year end as an intangible asset benefiting future years. Amortization commencing in the year subsequent to capitalization is provided using the straight line method over a five year period which is management's estimate of the useful life of the computer software development activity.

3.   FIXED ASSETS

====================================================== ================= ================== ================= ===============
                                                                               Accumulated          2003 Net        2002 Net
                                                                   Cost       Depreciation        Book Value      Book Value
------------------------------------------------------ ----------------- ------------------ ----------------- ---------------
                                                                      $                  $                 $               $
Computer Equipment                                               27,734             21,296             6,438           8,086
Furniture and Fixtures                                            7,300              4,433             2,867           3,364
------------------------------------------------------ ----------------- ------------------ ----------------- ---------------

                                                                 35,034             25,728             9,306          15,756
====================================================== ================= ================== ================= ===============

4. RESEARCH & DEVELOPMENT INTANGIBLE ASSETS

====================================================== ================= ================== ================= ===============
                                                                               Accumulated          2003 Net        2002 Net
                                                                   Cost       Amortization        Book Value      Book Value
------------------------------------------------------ ----------------- ------------------ ----------------- ---------------
                                                                      $                  $                 $               $
2000 Fiscal Year Ended R&D                                      100,492             75,369            25,123          40,197
2001 Fiscal Year Ended R&D                                       59,362             32,649            26,713          35,617
2002 Fiscal Year Ended R&D                                      146,004             51,102            94,902         116,803
2003 Fiscal Year Ended R&D                                      204,895             30,734           174,161         204,895
2004 Fiscal Year Ended R&D                                      100,016                 --           100,016              --
------------------------------------------------------ ----------------- ------------------ ----------------- ---------------

                                                                610,769            189,854           420,915         397,512
====================================================== ================= ================== ================= ===============



PREPARED PURSUANT TO TERMS OF REVIEW ENGAGEMENT - SEE NOTICE TO READER LETTER

                              LABTECH SYSTEMS INC.

                          AUDITED FINANCIAL STATEMENTS



                        For the year ended July 31, 2003

                               W.C. (Bill) JORGENS
                               -------------------

                              CHARTERED ACCOUNTANT
                              --------------------

707. 12 LAUR(pound)LCREST ST. BRAMPTON .ONT. -L6S 5V4 .TEL: 905-451-8776 -FAX:
..905-451-0500


AUDITOR'S REPORT


To the Shareholders of Labtech Systems Inc.

I have audited the Balance Sheet of Labtech Systems Inc. as at July 31, 2003 and the Statement of Income & Retained Earnings and the Statement of Cash Flow for the year then ended These financial statements are the responsibility of the Corporation's management My responsibility is to express an opinion on these financial statements based on my audit.


I conducted my audit in accordance with generally accepted auditing standards. These standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles and significant estimates made by management, as well as evaluating the overall financial statement presentation. .


In my opinion, these financial statements present fairly, in all material respects, the financial position of the Corporation 88 at July 31, 2003 and the results of its operations and the changes in its financial position for the year then coded in accordance with the generally accepted accounting principles described in Note 2 to the financial statements.



                                                 /S/


Dated at Brampton, Ontario              W.C. Jorgens
This 27th day of October, 2003          Chartered Accountant
                                        Ontario Public Accountant License #8150

LABTECH SYSTEMS, INC.

BALANCE SHEET
=========================================================== =============== ===============

July 31,                                                              2003            2002
----------------------------------------------------------- --------------- ---------------

ASSETS                                                                   $               $
CURRENT ASSETS
Cash                                                                   100             100
Accounts Receivable                                                  2,106           1,738
----------------------------------------------------------- --------------- ---------------

                                                                     2,206           1,838

FIXED ASSETS
Equipment and Fixtures at Net Book Value (Note 3)                   11,450          15,756

INTANGIBLE ASSETS
Research and Development at Net Book Value (Note 4)                397,512         253,789
----------------------------------------------------------- --------------- ---------------

                                                                   411,168         271,383
----------------------------------------------------------- --------------- ---------------

LIABILITIES

CURRENT LIABILITIES
BANK INDEBTEDNESS                                                   50,335          50,274
Accounts Payable and Accrued Liabilities                             4,432           1,497
----------------------------------------------------------- --------------- ---------------

                                                                    54,767          51,771

DEFERRED INCOME TAXES PAYABLE                                       84,000          50,000

LONG TERM LIABILITIES
Advance Due to Shareholders                                         21,846          20,864
----------------------------------------------------------- --------------- ---------------

                                                                   160,613         122,635
----------------------------------------------------------- --------------- ---------------

SHAREHOLDERS' EQUITY

SHARE CAPITAL

AUTHORIZED
Unlimited Number of Common Shares Issued
100 Common Shares                                                      100             100

RETAINED EARNINGS (DEFICIT)                                        250,455         148,648
----------------------------------------------------------- --------------- ---------------

                                                                   250,555         148,748
----------------------------------------------------------- --------------- ---------------

                                                                   411,168         271,383
=========================================================== =============== ===============


APPROVED BY THE BOARD OF DIRECTORS

      /S/  LUIZ BRASIL                               /S/  GUSTAVO BRASIL
------------------------------                  --------------------------------
          DIRECTOR                                   DIRECTOR


PREPARED PURSUANT TO TERMS OF AUDIT ENGAGEMENT. SEE AUDIT OPINION LETTER

LABTECH SYSTEMS, INC.


STATEMENT OF INCOME AND RETAINED EARNINGS

=========================================================== =============== ===============

July 31,                                                              2002            2001
----------------------------------------------------------- --------------- ---------------
                                                                         $               $
REVENUES
Sales and Consulting Fee Revenues                                  347,818         315,059
----------------------------------------------------------- --------------- ---------------

                                                                   347,818         315,059
----------------------------------------------------------- --------------- ---------------

OPERATING EXPENSES
Advertising and Promotion                                            3,630           2,924
Amortization of Intangible Assets Expense                           61,172          31,971
Depreciation of Fixed Assets Expense                                 4,306           6,002
Insurance                                                            3,302           3,087
Interest and Bank Charges                                            3,168           2,234
Office Expenses                                                      6,132          10,062
Professional Fees                                                    2,500           2,299
Rental Premises and Equipment                                       41,411          37,911
Salaries and Subcontract Wages and Benefits                         42,224          69,097
Travel                                                               9,995           4,815
Telecommunications                                                  20,720          14,114
Other Expenses                                                      13,451          15,834
----------------------------------------------------------- --------------- ---------------

                                                                   212,011         200,350
----------------------------------------------------------- --------------- ---------------

Net Income (Loss) Before Tax                                       135,807         114,709

Provision for Deferred Income Taxes                                 34,000          29,000
----------------------------------------------------------- --------------- ---------------

Net Income (Loss) for the Year                                     101,807          85,709
----------------------------------------------------------- --------------- ---------------

Retained Earnings (Deficit) at the Start of the Year               148,648          62,939
----------------------------------------------------------- --------------- ---------------

Retained Earnings (Deficit) at the End of the Year                 250,455         148,648
=========================================================== =============== ===============


PREPARED PURSUANT TO TERMS OF AUDIT ENGAGEMENT .SEE AUDIT OPINION LETTER

LABTECH SYSTEMS, INC.


STATEMENT OF CASH FLOWS
=========================================================== =============== ===============

July 31,                                                              2003           2002
----------------------------------------------------------- --------------- ---------------
                                                                         $              $
SOURCES OF CASH
Net Income for the Year                                            101,807         85,709
Plus Non-Cash Expense of Amortization                               61,172         31,971
Plus Non-Cash Expense of Depreciation                                4,306          6,002
Plus Non-Cash Expense of Deferred Income Tax                        34,000         29,000
----------------------------------------------------------- --------------- ---------------

NET CASH FLOW FROM OPERATIONS                                      201,285        152,682

Increase (Decrease) in Bank Indebtedness                                61         15,023
Increase (Decrease) in Accounts Payable                              2,935             (2)
Increase (Decrease) in Advances Due to Shareholders                    982        (20,203)
----------------------------------------------------------- --------------- ---------------

                                                                   205,263        147,500
----------------------------------------------------------- --------------- ---------------

APPLICATIONS OF CASH
Purchase of Fixed Assets                                                --             --
Purchase of Intangible Assets                                      204,895        146,004
Increase (Decrease) in Accounts Payable                                368          1,496
----------------------------------------------------------- --------------- ---------------

                                                                   205,263        147,500
----------------------------------------------------------- --------------- ---------------

NET INCREASE (DECREASE) OF CASH FOR THE YEAR                            --             --

CASH BALANCE ON HAND AT START OF YEAR                                  100            100
----------------------------------------------------------- --------------- ---------------

CASH BALANCE ON HAND AT END OF YEAR                                    100            100
----------------------------------------------------------- --------------- ---------------


PREPARED PURSUANT TO TERMS OR AUDIT ENGAGEMENT - SEE AUDIT OPINION LETTER

LABTECH SYSTEMS, INC.


NOTES TO THE FINANCIAL STATEMENTS
================================================================================


1. INCORPORATION
The company was incorporated on December 30, 1998 under the Ontario Business Corporations Act as a private corporation. The company bas no incorporation restrictions other than being prohibited from offering its securities to the public. The company operates a computer software development for resale business in conjunction with computer software Professional services consulting practice.


2. SIGNIFICANT ACCOUNTING POLICIES
These financial statements have been prepared in accordance with generally accepted accounting principles, and reflect the following policies:


a) ACCRUAL ACCOUNTING AND MANAGEMENT ESTIMATES

REVENUE AND EXPENSES ARE RECORDED ON AN ACCRUAL BASIS. PREPARATION OF THESE FINANCIAL STATEMENTS REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT MAY AFFECT THE STATED AMOUNTS OF ASSETS AND LIABILITIES AND DISCLOSURE OF CONTINGENT ASSETS. AND LIABILITIES AS AT THE REPORTING DATE AS WELL AS THE STATED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD ANY VARIATIONS BETWEEN THESE ESTIMATES AND ACTUAL AMOUNTS ARE NOT EXPECTED TO MATERIALLY AFFECT THE REPORTED AMOUNTS, UNLESS OTHERWISE DISCLOSED

b) FOREIGN CURRENCY TRANS]ATION

ALL AMOUNTS DUE OR PAYABLE IN A FOREIGN CURRENCY ARE CONVERTED TO CANADIAN DOLLAR FUNDS BASED ON THE EXCHANGE RATE PREVAILING AT THE YEAR END DATE. REVENUES AND EXPENSES IN FOREIGN CURRENCY ARE TRANSLATED AT THE RATE OF EXCHANGE IN EXISTENCE ON THE TRANSACTION DATE.

c) CASH AND CASH EQUIVALENTS

CASH AND CASH EQUIVALENTS INCLUDE CASH ON HAND AND BALANCE WITH BANKS, NET OF BANK OVERDRAFTS. BANK BORROWINGS ARE CONSIDERED TO BE FINANCING ACTIVITIES.

d) ACCOUNTS RECEIVABLE

TRADE ACCOUNTS RECEIVABLE ARE CARRIED AT AMOUNTS DUE, NET OF A SPECIFIC PROVISION FOR AMOUNTS DEEMED TO BE UNCOLLECTABLE ON A INDIVIDUAL ACCOUNT BASIS.

e) DEFERRED INCOME TAXES

SOME EXPENSES, MAINLY RELATED RESEARCH AND DEVELOPMENT ACTIVITIES. ARE DEDUCTIBLE FOR INCOME TAX PURPOSES AT RATES GREATER THAN THOSE RECORDED FOR ACCOUNTING PURPOSES. ACCELERATED TAX DEDUCTION INCENTIVES GIVES RISE TO TIMING DIFFERENCES BETWEEN WHEN AN ITEM IS EXPENSED FOR ACCOUNTING PURPOSES AND WHEN IT IS CLAIMED AS A DEDUCTION FOR INCOME TAX PURPOSES. THE COMPANY FOLLOWS THE DEFERRED INCOME TAX ALLOCATION METHOD OF ACCOUNTING FOR FUTURE INCOME TAX. LIABILITIES.


PREPARED PURSUANT TO TERMS OR AUDIT ENGAGEMENT. SEE AUDIT OPINION LETTER

LABTECH SYSTEMS, INC.


NOTES TO THE FINANCIAL STATEMENTS
================================================================================


2. SIGNIFICANT ACCOUNTING POLICIES continued

f) FIXED ASSETS
FIXED ASSETS ARE RECORDED AT COST. DEPRECIATION IS PROVIDED USING THE DECLINING BALANCE METHOD AT RATES PERMISSIBLE FOR INCOME TAX PURPOSES DESIGNED TO AMORTIZE THE ASSETS' COST OVER THEIR ESTIMATED USEFUL LIVES. THE FOLLOWING ANNUAL DEPRECIATION RATES ARE USED WITH ONE HALF OF THE RATE BEING APPLIED IN THE YEAR OF ACQUISITION OF A NEW ASSET:

         Computer Equipment         30% declining balance basis

         Furniture and fixtures     20% declining balance basis


g) RESEARCH AND DEVELOPMENT  INTANGILE ASSETS
RESEARCH AND DEVELOPMENT EXPENSE ACTIVITIES UNDERTAKEN IN A FISCAL YEAR ARE RECORDED AT.
COST AND ARE CAPITALIZED AT THE FISCAL YEAR END AS AN INTANGIBLE ASSET BENEFITING FUTURE YEARS.. AMORTIZATION COMMENCING IN THE YEAR SUBSEQUENT TO CAPITALIZATION IS PROVIDED USING THE STRAIGHT LINE METHOD OVER A FIVE YEAR PERIOD WHICH IS MANAGEMENT'S ESTIMATE OF THE USEFUL LIFE OF THE COMPUTER SOFTWARE DEVELOPMENT ACTIVITY .:

3. FIXED ASSETS

======================================================= ================= =================== ================ ================
                                                                                 Accumulated         2003 Net         2002 Net
                                                                    Cost        Depreciation       Book Value       Book Value
------------------------------------------------------- ----------------- ------------------- ---------------- ----------------
                                                                       $                   $                $                $
Computer Equipment                                                27,734              19,648            8,086           11,551
Furniture and Fixtures                                             7,300               3,936            3,364            4,205
------------------------------------------------------- ----------------- ------------------- ---------------- ----------------

                                                                  35,034              23,584           11,450           15,756
======================================================= ================= =================== ================ ================

4. RESEARCH & DEVELOPMENT INTANGIBLE ASSETS

======================================================= ================= =================== ================ ================
                                                                                 Accumulated         2003 Net         2002 Net
                                                                    Cost        Amortization       Book Value       Book Value
------------------------------------------------------- ----------------- ------------------- ---------------- ----------------
                                                                       $                   $                $                $
2000 Fiscal Year Ended R&D                                       100,492              60,295           40,197           60,296
2001 Fiscal Year Ended R&D                                        59,362              23,745           35,617           47,489
2002 Fiscal Year Ended R&D                                       146,004              29,201          116,803          146,004
2003 Fiscal Year Ended R&D                                       204,895                  --          204,895               --
------------------------------------------------------- ----------------- ------------------- ---------------- ----------------

                                                                 510,753             113,241          397,512          253,789
======================================================= ================= =================== ================ ================


PREPARED PURSUANT TO TERMS OF AUDIT ENGAGEMENT -SEE AUDIT OPINION LETTER

                           VALUE ADDED RESALE PROPOSAL

                                       AND

                                    AGREEMENT


                            BRICK ENTERPRISES LIMITED

                                  INTRODUCTION

BRICK ENTERPRISES LTD. A Canadian company headquartered in the City of Brantford, Ontario, Canada. BRICK, a specialized consulting firm doing business with associations and firms in or related to the recreational field, as well as sports organizations and businesses wishing to do business within the sports field.

Value of the Brick Partnership

The key executives at BRICK have extensive experience in consulting management for some of the leading recreational facilities and sports organizations in North America. The facilities where BRICK executives have been or are directly involved are:

Ice Gardens @ York University               Oakville SportsCentre
London SportsCentre                         Sarnia Sports & Entertainment Centre
Beaches SportsCentre                        Parc Downsview Park
Lambton Tennis Centre

BRICK is a consultant to the PGA of Ontario and the Ontario Minor Hockey Association.

BRICK plans to sell Choozmail into the recreation facility market, as well as sports organizations, Corporate Canada, travel and real estate businesses, etc.

Vision / Mission

Our vision is to become the preferred choice of companies, associations or individuals seeking a leading edge solution to their internet needs and a sustainable ongoing revenue source. To accomplish our vision, BRICK develop a distribution strategy to take Choozmail into the home of every person using an internet e-mail service in North America.In order to maintain and grow our Vision, LABTECH and BRICK commit to the following:

"To be viewed by the consumer, advertisers, the media and the recreational facility industry as a leading edge, results-oriented, preferred source of quality products and services providing a distinct point of difference."


Our corporate strategy is based on two pillars;

Focus on advance technology with relation to the Internet is instrumental: As clearly stated by most major companies and leaders in the computer industry, failure to comprehend the speed and ever changing growth, demand and flexibility has, and will continue to create an untapped market for new and sophisticated technology to deal with this growth pattern. With each step forward new challenges arise that require a neve-ending need for the development of software and/or hardware to deal with newly created problems. Labtech Systems Inc. will continue developing software that deals with many of the known problems of today, not as a bandage but a solution. The initial business focus of the company will be in customer acquisition.

Manage customer relationships and care for high retention: A high retention client base will be a strong competitive advantage and the foundation for a strong company valuation. Financial strength will be based on acquiring new customers, but more so, the renewal time and time again of existing customers. With a stable customer base, higher profit margins are evident.

BACKGROUND

For many years people have used various methods to access the internet and their e-mails. Users log on at home using products such as Hotmail, Google, Sympatico, etc.. While all of these services provide the basic needs for any user, they do not provide the value-added benefits that make using e-mail a productive experience.
The "state of the art"/condition of the industry today is such that while the current providers of e-mail services give users the basic needs with some added benefits required to use the product, no company has developed a product to solve all of the everyday nuisances associated with e-mail programs.

The added features and benefits of Choozmail versus the other products currently offered by competition provides a significant opportunity to capture a leading share of the internet e-mail product business.

OBJECTIVES


Revenue projected for fiscal year 2004/05 is expected to be US$8.5mm.  Annual growth is projected as follows:

         2005/06  188%     2006/07  49%     2007/08  16%      2008/09  4%


UNITS SOLD                               Year 1             Year 2             Year 3             Year 4            Year 5

HOCKEY CANADA                            20,000             40,000             20,000             20,000           10,000

HOCKEY USA                               10,000             20,000             20,000             10,000           10,000

SOCCER CANADA                            30,000             50,000             75,000            100,000           75,000

SOCCER USA                               60,000            100,000            100,000            100,000           75,000

BASEBALL USA                             30,000             50,000             40,000             30,000           25,000

BASKETBALL USA                           30,000             50,000             40,000             40,000           30,000

GOLF CANADA                               5,000              5,000              5,000              3,000            2,000

GOLF USA                                 30,000             30,000             20,000             20,000           15,000
YEARLY RENEWALS 80%                                        172,000            413,000            586,000          727,000

TOTAL SUBSCRIBERS                       215,000            517,000            733,000            909,000          969,000
TOTAL REVENUE USD                    $8,589,250        $20,654,150        $29,283,350        $36,314,550      $38,711,550

Our objective, at this time, is to propel the company into a prominent market position. accomplish this goal we have developed a comprehensive plan to intensify and accelerate our marketing, distribution and sales activities.

Maximize sales with an extensive campaign to promote our products / services in the following business channels:

Incorporate Choozmail into the registration component for various leagues, camps/academies and tournaments operated in recreational facilities in North America.

Develop revenue generating opportunities for the various sports organizations in North America. Sell North American corporations on the use of Choozmail as incentives and gifts for employees and clients. Develop a revenue generating plan for the ravel industry in North America to reward customers with a Choozmail account. Develop a revenue generating plan for real estate agents in North America to reward clients with a Choozmail account when the purchase a home.

MANAGEMENT TEAM

The BRICK management team consists of individuals whose backgrounds consist of a combined 47 years of sales & marketing with S.C. Johnson Wax, Ontario PGA, PCO, Lauridon Sports Management Inc.

RICHARD DOYLE, PRESIDENT
Business Degree, Red River Community College, Winnipeg, Manitoba

Richard's professional experience includes many different areas in the retail, consumer products manufacturing industry and the golf business. He has been involved in the development of new channels of business with S. C. Johnson Wax, including the development of the box store business with Home Depot and Costco. Richard's management/sales/marketing experience covers many diverse areas.

He researched the development of a TV show for the Ontario PGA. Using his relationship with Izumi outdoors and their knowledge and expertise of syndicated television, he developed Around the Green TV. That resulted in increased awareness of the Ontario PGA which is the number one strategic objective of the Association. At S. C. Johnson Wax, as an Account Manager, he initiated the development of a promotion called Tic Tac Cash, which was the single largest promotion with Shoppers Drug Mart, the company's largest customer.

While working for S. C. Johnson Wax, Richard was involved with Bill Harding. There he worked with both of him in the execution of many new product launches including the successful launch of Deep Woods Off!, which went on to become the number 1 product in the repellent in the heavy-duty category.

Richard enjoyed considerable success as National Sales Manager - Retail at S. C. Johnson Wax growing business on average by 19% year on year for three consecutive years, however, he became interested in a new career in the non-profit/charitable industries. With ideas in mind, Richard pursued a career with the Ontario PGA as their General Manager. Once he had established a familiarity in his new environment, he conducted a series of meetings with key executives in the industry to understand what their needs were as they applied to sponsorship and advertising in the golf industry. This exercise provided the opportunity to determine the viability of a variety of products capable of delivering added value to the target sponsors of the Association.

Richard Doyle has expertise in sales and general management. His sales experience has allowed him to form relationships with various key executives across a broad area of the Canadian Corporate community including consumer products retail and manufacturing, the golf industry, beverage and financial industry, etc.

Richard's current position requires him to manage all aspects of the operation of LSMI which includes sales, marketing, finance, education, media relations and trade and association relationships.

WILLIAM HARDING - CHIEF FINANCIAL OFFICER

Bill has experience in many areas of business. Bill's business experience began in the consumer products business as the Comptroller for S. C. Johnson Canada. Following that role he moved on to become the International Finance Manager for SCJ responsible for Latin and South America.

As a product manager with SCJ Bill launched new products such as Tahiti Bath Products, Softsoap Liquid Soap, Sesame Street Personal Care Products and Halsa Haircare Products. Managing these brands involved administering an advertising and trade program budget of $5.2 million.

In addition to the above new products, Bill also worked on major brands such as Shout Soil & Stain Remover, Pledge Furniture Products and Bon Ami Cleaning Products. Bill gained additional experience as the Secretary and Treasurer for PCO Services - Toronto and the Vice-President and General Manager for Custom Windows Ltd of Brantford. In those businesses Bill managed companies with sales in excess of $25.0 million and employees of 380+.

Following his work with corporate Canada, Bill went into business for himself working with many major Canadian corporations such as Alberto-Culver, McKenzie Seeds, and Murphy Distributing one of the largest food distributors in Canada. The BRICK management team will also include 11 individuals or companies to develop reseller agreements in 11 geographic areas in North America

CURRENT PRODUCT

LABTECH currently offers many technology products with Choozmail being the key initiative. The technology is state of the art and provides significant value-added benefits absent in the current competitive environment.

In response to demonstrated needs of our market, new features and benefits are constantly being developed. These new features and benefits are critical to the long term viability of Choozmail as our competition will quickly move to meet our value-added features.

Much of the time and effort at LS is spent on product development, both new and existing. LABTECH continually examine the role that new products will play in the growth of the company. In order to promote the speed and effectiveness of our future development efforts for Choozmail, LABTECH management is committed to the following

     Providing a fact based market analysis to support our new product initiatives.

     Delivering a product plus for every new version developed.

     Creating effective and targeted marketing programs to build instant appeal, awareness and sales.

     Reviewing our products on an ongoing basis to build in a continuous improvement element.

     To continually research the market segment to identify new and emerging opportunities.

MARKET ANALYSIS

The internet/e-mail market is growing rapidly. Canada has 647 computers per every 1,000 inhabitants. In the United States the number is 739. In addition Canada has 570 internet users per 1,000 population and the United States has
556. (Statistics Canada 2004) Canadians spend 5.1 hours per week on the internet as compared to 4.2 hours in the USA. (Price Waterhouse Coopers 2000) The highest usage group to use the internet were the 15 - 19 year old group at 90% population. The percent of users declined in the older age demographics. Only 13% of seniors 65+ used the internet.

One of the key areas noted in a BBC news article in a recent study by Symantec was that a significant amount of children were uncomfortable with what they received in their e-mails. The study showed that 80% received sweepstakes messages, 62% received information on dating services and 47% received links to pornographic sites. 20% of the children who received these messages opened and read them.

The area of biggest growth in the e-mail/internet market is in the area of youth/children.

CUSTOMER PROFILE

BRICK's targeted market includes all age demographics but emphasis will be placed on the youth and children age groups. The typical customer of choozmail will be parents which want an e-mail system with strong guidelines for parental control. A system that cannot be compromised.

A partial list of target customers includes:

Sports leagues, camps/academies and tournaments Sports organizations

BRICK currently operates a number of recreational facilities. In each of these facilities there are a number of adult, youth and female leagues operating on a year round basis in ice, turf and court sports. These customers will be offered a Choozmail account as a part of their registration package. In addition, BRICK will make a Choozmail account part of each players registration for each camp/academy. Tournament organizers will be offered the opportunity to make additional revenue by offering a Choozmail account to each player and coach.

BRICK will approach amateur sports associations across North America to enable them to offer Choozmail to their registrants as a fund raiser. Each association will be offered a commission for each Choozmail account they sell. Currently there are over 65mm youth registered in amateur athletics in North America.

BRICK will approach various major corporations to offer Choozmail to their employees as year end gifts, Family Day gifts, charitable events, customer gifts, etc. with a portion of the proceeds going to the corporations designated charity.

BRICK will secure agreements with various major travel agents to offer Choozmail as an incentive to book various programs. Once again a portion of the revenue will go towards the travel association or agencies designated charity.

BRICK will work with various real estate agencies to offer home purchasers a free gift of a Choozmail account. Currently there are 9mm homes sold in North America every year.

BRICK will develop a network of agents across North America to access the potential opportunities. Current plans call for 5 agents in Canada: West (2), Ontario (1), Quebec (1) and Atlantic Canada (1). In the USA the plan calls for 6 agents: Northeast (1), Midwest (1), Northwest (1), Southeast (1), South (1), Southwest (1). Incremental agents will be added as the development of the business expands.

COMPETITION

Companies that compete in this market are:

AOL, MSN, Google, Netscape, Verizon, Sympatico, Rogers, AT&T

(A complete competitive analysis will be developed)

Compared to competitive products our product will be the most innovative and benefit laden product on the market. The parental controls, spamming blockers and remote file management features, combined with the other key features provide the most comprehensive product available to consumers.

Our strategy for dominating the competition is to continually provide a significant point of difference to all of our competitors. Each version of Choozmail will contain a product plus the continues to differentiate us and allows Choozmail to maintain a leading edge position.

RISK

The top business risks that Choozmail faces as it begins to expand into the North American mass market are as follows:

State of the art in the technology business is momentary. Our competition can develop products with the same features quickly. Choozmail will be marketed initially at the grass roots level as opposed to some of the major marketing campaigns of our competition

MARKETING PLAN

Responses from current customers indicate that our product is enjoying an excellent reputation and we fully intend to continue this trend. Inquiries from prospective customers suggest that there is considerable demand for it.

The BRICK marketing strategy is to enhance, promote and support the fact that we are the premier product in the e-mail business in North America. This gives us a unique positioning in the industry due to the fact that our product has a significant point of difference in the perception of the users of our product

A key platform in our marketing strategy will be our association with recreational facilities. We will use the database of current users to begin our marketing campaign. Users of the various products will receive a Choozmail account as a part of their registration for various programs. BRICK haS developed a loyalty program that ties all of the databases of our managed facilities together to offer users the opportunity to receive discounts on our product and service

The overall marketing plan for our product is based on the following fundamentals:

We are in the business to make money and add to add revenue to our investors. We will add current and relevant products to our inventory.
We will access the market through the events and products offered at our facilities as well as the associations that use them.

SALES STRATEGY

BRICK will take Choozmail to the North American consumer through a very grass roots program initially. One of the key initiatives of the sales strategy will be to offer associations, non-profit groups and charities the opportunity to build their revenue through a commission system. BRICK will provide a flat fee commission for every Choozmail account sold by these groups.

BRICK will work with each group to develop marketing materials specific to their opportunity and develop with them a sales pitch to be conveyed to their members.

BRICK will also approach major corporations and various business industries with the opportunity to offer to their employees and customers Choozmail at a discounted rate or as gifts. In order to ensure a rapid impact on the market, BRICK will engage various sales people in strategic geographic locations to ensure maximum market coverage and penetration. Initially sales people will be hired in the population centers that are the largest and have the highest concentration of corporate headquarters.

Once those markets have been secured, BRICK will begin the process of moving to secondary markets.

The market will be approached through various means. Initially, the product will be featured at various recreational facilities to the members and users. This will allow us to get a quick understanding of the support for the product and adjustments that may be required to the product features and benefits.

Other means of ensuring a complete sales coverage will be as follows:
In-person sales visits
Direct mail campaigns (database lists)
Internet promotion
Targeted magazine advertising (i.e. Boys Scouts flyer, Hockey Canada Magazine, etc.)

DISTRIBUTION CHANNELS

BRICK's marketing strategy incorporates plans to sell Choozmail through several channels. The major channels will be amateur athletic associations, district school boards, real estate associations, the travel industry and major corporate headquarters. The determining factors in choosing these channels are that they have in each case large member bases, millions of revolving customers, a significant need to protect themselves and their clients from unwanted and time wasting information or large employee counts.
Our mix of distribution channels will give us the advantages over our competition because our campaign will be direct to door as opposed to a build it and they will come attitude. With the various e-mail programs on the market today our direct to customer approach gives us a distinct advantage.

ADVERTISING AND PROMOTION

Our advertising and promotion strategy is to position Choozmail as the leading product in the market.

We will utilize the following media and methods to drive our message home to our customers: Direct mail to databases. Targeted trade magazines. Internet promotion on all of our web sites.

     o    Public Relations
     o    Our publicity efforts are intended to accomplish the following:
     o Position Choozmail as the leading edge in providing products and services for the e-mail market.
     o Increase the Choozmail reputation and name recognition among managers/buyers/customers in our target sponsor industries.
     o    Communicate on a regular basis with four target publics.
     o BRICK will track, wherever possible, the incremental revenue generated from our advertising, promotion and publicity efforts.

FEE AND COMPENSATION SCHEDULE

All fees, compensation and/or commissions are stated in US Dollars - applicable taxes not included.

--------------------------- --------------------- --------------- ----------------------------------------
NUMBER OF UNITS             COVERED BY THIS       MSRP PER UNIT   VAR PRE-PURCHASE PRICE PER UNIT
                            AGREEMENT
--------------------------- --------------------- --------------- ----------------------------------------
New Subscription            x                     $    39.95      $   29.95 per unit
--------------------------- --------------------- --------------- ----------------------------------------
Renewals                    x                     $    39.95      $   25.95 per renewal
--------------------------- --------------------- --------------- ----------------------------------------


CONCLUSION

BRICK enjoys an established track-record of excellent support and service for our customers. Their expressions of satisfaction and encouragement are numerous, and we intend to continue our advances and growth in the event facility marketplace with more unique and effective products and services

THIS VALUE ADDED RESALE PROPOSAL SHALL BE ATTACHED TO AND FORM A PART OF THE CONTRACT PRESENTED BY AND SIGNED AND ACCEPTED BY LABTECH SYSTEMS INC. AND BRICK ENTERPRISES LTD.

SERVICE AGREEMENT FOR LABTECH SYSTEM'S CHOOZMAIL                             VAR

DATE:                         June 1, 2004
SERVICE PROVIDER:             Labtech Systems Inc.
                              3950 Worthview Place, Mississauga, Ontario,
                              Canada L5N 6S7
PRODUCT:                      CHOOZMAIL
PURCHASER:                    Brick Enterprises Ltd. (BE)
                              11 Ventnor Court, Brantford, Ontario N3R 6L8

--------------------------------------------------------------------------------

This is a Service Agreement (the "Agreement") by and between Labtech Systems Inc. (LS) and Brick Enterprises Ltd. (Company) for the exclusive rights to sell and distribute CHOOZMAIL as a registered and licensed VAR primarily in the Sports and Recreation category in North America. Non-exclusive rights in specific Secondary channels may include the following: Travel Industry (airlines; hotels; car rentals); Charitable Associations (Cancer; Heart and Stroke; MS, etc.); School Boards (regional and district); Mail order houses; Telemarketing companies; and, Corporate headquarters (Canada's top 250; USA Top
500).


1.   SERVICES AND FEES
     LS agrees to provide Company CHOOZMAIL described on Schedule A and Company agrees to pay the fees stated on Schedule A. Company is, for a period of 12 months, established as an exclusive value added reseller (VAR) as stated above. Company will have the exclusive rights to market and sell all CHOOZMAIL products and services for the North American Sports and Recreation channel. Company will be responsible for the marketing and selling of the applications products and Services in the agreed to channels. Further, Company will, for the next 12-months, have non-exclusive rights in channels shown above. Company agrees to provide sufficient staff to represent LS products (specifically CHOOZMAIL) and services in the aforementioned channel. Company agrees to inform LS of all acquisition plans in the event there is a potential crossover into other categories/channels where specific exclusivity rights of other VARs may be inadvertently infringed upon. The decision of LS in these matters is final.

2.   SERVICE DELIVERY
o LS will provide the Company with CHOOZMAIL CD-ROMs in bulk as described on Schedule A or an alternative means of registration.
o Any requests by Company for the acquisition of additional Services and/or the reconfiguration of existing and/or new data, other than that contemplated above shall be billed to Company based on LS's rates of US$ 75.00/hour. LS shall require Company to enter into and sign a separate Service Agreement with LS.

3.   PAYMENT
o Upon execution of this Agreement by Company, Company agrees to pay LS 50% of each pre-purchased unit upon delivery by LS. Company agrees to pay LS net 30 days all balances for each and every order.
o    Schedule A is expressed in US dollars.
o All rates as quoted in Schedule A will remain in effect for a full 12 months commencing with the signing of this agreement.

4.   OWNERSHIP
o Company owns all data information input and collected within the Dynamic Hub plug-in options purchased by Company.
o Ownership of the Proprietary Software (Plug-in) and Hardware shall at all times remain with LS and Company shall not have any right, title or ownership interest with these plug-in options.
o Company acknowledges and agrees that LS's Hardware and Proprietary Software contain proprietary information, which is of value to LS. Company covenants that it shall not reverse engineer or tamper in any way with LS's Hardware and/or Proprietary Software, nor counsel, procure or assist anyone else to do the same.
o LS and Company agree that, with 30 days notice and within the term of this agreement, this agreement may be assigned to a mutually approved company who will assume all liabilities of Company upon assignation of ownership and all obligations.

5.   PRODUCT MARKING
o Company acknowledges that LS's Hardware will contain both LS's Trademark Notice, denoting LS's exclusive right, title and interest in and a notice of property ownership. Company agrees that it shall not remove, destroy, alter or cover up LS's Trademark Notice or property notice, nor counsel, procure or assist anyone else to do the same.

6.   PERFORMANCE
o Company acknowledges that a minimum of 75,000 units/subscriptions will be purchased/sold in the12 month period commencing with the beginning of this Agreement. In the event this benchmark is not attained, LS reserves the right to reconsider the exclusive arrangement in the aforementioned category for the next term of a new agreement.

7.   SUPPORT
o LS shall perform all first level technical support required during delivery, as well as provide 12 hours on site training, answer all reasonable questions that Company may have regarding the use and support of choozmail and any/all applicable LS Services.
o While LS is not required to provide any other support, Company may request, at its sole option for LS to provide, at its sole discretion, any and all technical support and Company shall pay to LS the rates and fees of US $ 75.00/hour.
o If such support is required to be delivered outside of LS's service area, Company shall pay for LS's reasonable travel, per diem subsistence and other expenses where such have not already been provided by Company.
o LS shall submit an invoice for any support provided to Company that LS is entitled to charge for and any permitted expenses incurred.

8.   MAINTENANCE
o During the Term, LS shall use reasonable efforts to correct any Hardware and/or Proprietary Software malfunctions identified by Company which can be repeated by LS, provided however that under no circumstances does LS warrant or represent that all errors can or will be found or corrected.

9.   LIMITATION OF LIABILITY
o Under no circumstances shall LS, its shareholders, directors, officers, employees, agents or persons for whom LS is responsible for at law, be liable for any incidental, special, indirect, direct or consequential damages or loss of profits, interruption of business or related expenses incurred by Company which may arise out of the use of the hardware and proprietary software, whether or not LS was told of the possibility of such damage or injury and including but not limited to those resulting from defects in the hardware and proprietary software or loss or inaccuracy of data of any kind. In any case, LS shall not be liable for any amount in excess of the amounts LS has been paid during the preceding twelve (12) months.
o LS shall not be liable to Company for any delay or failure in the performance of this Agreement or for loss or damage of any nature whatsoever suffered by Company due to disruption or unavailability of communication facilities, utility or Internet service provider failure, acts of war, unavailability of energy sources or any other causes beyond LS's reasonable control.

10.  TERM AND TERMINATION
o    This Agreement will commence upon execution and shall continue until terminated.
o Either party may agree to renew this Agreement within 60 days written notice of the anniversary date of this Agreement.
o In the event that either party declines to offer an option for renewal, written notice must be submitted within 60 days of the Agreement's anniversary date.
o In the event that Agreement is not renewed, LS agrees to continue remuneration for any and all renewals to Company for as long as LS offers and supports choozmail - unless termination of Agreement is due to improper conduct by Company that cannot be resolved by both parties within 45 days of notice of intent not to renew. In the event this leads to legal action by either party, all renewal remuneration for Company, per any current Agreement, will be placed in escrow until such time as mutual agreement is reached by LS and Company.
o    Within ten (10) days after termination of this Agreement, Company shall:
     o Return any and all hardware, proprietary software obtained from LS as a result of this Agreement to LS.
     o Pay any and all outstanding fees and expenses incurred by LS in fulfilling any support requested by Company.
--------------------------------------------------------------------------------

IF THIS AGREEMENT IS ACCEPTABLE, PLEASE SIGN BELOW.

BRICK ENTERPRISES LTD.                                                  LABTECH SYSTEMS INC.

                         /S/ Richard Doyle                                                    /S/ Luiz O Brasil
--------------------------------------------------------------------    ------------------------------------------------------------
 Signature of Authorized Representative                                  Signature of Authorized Representative

                           Richard Doyle                                                         Luiz Brasil
--------------------------------------------------------------------    ------------------------------------------------------------
 Name of Authorized Representative                                       Name of Authorized Representative

                             President                                                            President
--------------------------------------------------------------------    ------------------------------------------------------------
 Title of Authorized Representative                                      Title of Authorized Representative

                           May, 26, 2004                                                        May, 31, 2004
--------------------------------------------------------------------    ------------------------------------------------------------
 Date                                                                    Date


SCHEDULE A - FEE AND COMPENSATION SCHEDULE

All fees, compensation and/or commissions are stated in US Dollars - applicable taxes not included.
--------------------------- --------------------- --------------- ---------------------------------------- -------------
Number of units             Covered by this       MSRP per unit   VAR Pre-purchase Price per unit
                            Agreement                                                                      Notes
--------------------------- --------------------- --------------- ---------------------------------------- -------------
1 - 75,000 units            x                     $    39.95      $   29.95 per unit

--------------------------- --------------------- --------------- ---------------------------------------- -------------
75,001 - 150,000 units      x                     $    39.95      $   29.95 per unit and, based upon the
                                                                  MSRP at the time
--------------------------- --------------------- --------------- ---------------------------------------- -------------
150,001 units and up        x                     $    39.95      $   29.95 per unit and, based upon the
                                                                  MSRP at the time
--------------------------- --------------------- --------------- ---------------------------------------- -------------
As stated on the first page of this Agreement, the term of this Agreement is for a period of no less than one year .

In the event that future agreements are entered into between LS and Company, the following table will show the planned remuneration Schedule commencing with the second, 12-month Agreement with Company:
--------------------------- --------------------- --------------- ---------------------------------------- -------------
Number of units             Covered by this       MSRP per unit   VAR Pre-purchase Price per unit
                            Agreement                                                                      Notes
--------------------------- --------------------- --------------- ---------------------------------------- -------------
1 - 75,000 (new) units++    x                     $    39.95      $    29.95 per unit and, based upon
                                                                  the MSRP at the time

--------------------------- --------------------- --------------- ---------------------------------------- -------------
75,001 (new) units and      x                     $    39.95      $    29.95 per unit and, based upon
up++                                                              the MSRP at the time

--------------------------- --------------------- --------------- ---------------------------------------- -------------
1 - 75,000 (renewal)        x                     $    39.95      $    25.95 per unit and, based upon
units*                                                            the MSRP at the time

--------------------------- --------------------- --------------- ---------------------------------------- -------------
75,001 (renewal) units      x                     $    39.95      $    25.95 per unit and, based upon
and up*                                                           the MSRP at the time

--------------------------- --------------------- --------------- ---------------------------------------- -------------

++   Brand new subscriptions only.
*    Subscription renewals only.